Form 10-K
period 2020-12-31
Forian Inc.
filed 2021-03-31
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40146

FORIAN INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3467693
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

41 University Drive, Suite 400, Newtown, PA	18940
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (267) 757-8707

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value per Share	FORA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant did not have a public float because there was no established public market for the registrant’s common stock.

As of March 29, 2021, there are 31,351,265 shares outstanding of the registrant’s common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10‑K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report on Form 10‑K titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10‑K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

Item 1.	Business

Overview

Value Statement

Forian Inc. (“Forian”) provides innovative software solutions, proprietary data and predictive analytics to optimize the operational, clinical and financial performance of our customers. Given our prior experience, our initial focus is on stakeholders within the healthcare and cannabis industries. However, we believe the application of our offerings across other verticals to enhance the transparency and efficacy of our customers’ relationships with their communities and customers is equally compelling.

Evolution

Forian was initially founded on October 15, 2020, as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”), which was founded in May 6, 2019, in connection with the business combination transactions described below. On October 16, 2020, Forian entered into a definitive agreement with Helix Technologies, Inc. (“Helix”) and MOR, pursuant to which DNA Merger Sub, Inc., a wholly owned subsidiary of Forian (“Merger Sub”), merged with and into Helix, with Helix surviving the merger as a wholly owned subsidiary of Forian (the “merger”). On March 2, 2021, Forian entered into a definitive agreement with the equity holders of MOR, pursuant to which the equity holders of MOR contributed their interests in MOR to Forian in exchange for shares of Forian common stock (the “contribution” and together with the merger, the “business combination”). Following consummation of the business combination on March 2, 2021, Forian became the parent company of both Helix and MOR. On March 3, 2021, Forian’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “FORA.” For further discussion on the business combination refer to “Item 1A. Risk Factors,” and “Note 15 – Subsequent Events” in the Notes to Consolidated Financial Statements.

“Forian” in this Annual Report

MOR was determined to be the accounting acquirer in the merger. As a result, the historical financial statements of MOR for periods prior to the merger are considered to be the historical financial statements of Forian. As used in this Annual Report on Form 10-K, references to the “Company,” “we,” “us” and “our” each refer to Forian except with respect to disclosure in this Annual Report on Form 10-K relating to (i) results of operations or financial performance for the twelve months ended December 31, 2020 and for the comparable period from the incorporation of MOR on May 6, 2019 through December 31, 2019 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data”); (ii) controls and procedures (see “Item 9A. Controls and Procedures”) and (iii) executive compensation (see “Item 11. Executive Compensation”), where such references shall refer only to MOR. Each reference in this Annual Report on Form 10-K to MOR or Helix shall refer to such entity as a standalone business prior to the completion of the business combination and as subsidiaries of Forian after completion of the business combination. We will separately file our pro forma financial statements and Helix audited financial statements for the twelve-months ended December 31, 2020 on Form 8-K/A before May 13, 2021. Unless specified otherwise, the financial results in this Annual Report on Form 10-K are those of the Company and its subsidiaries on a consolidated basis.

Our principal executive offices are located at 41 University Drive, Suite 400, Newtown, Pennsylvania 18940 and our primary website address is www.forian.com. The reference to the Forian website address does not constitute incorporation by reference of the information contained at or available through our website.

Our Business

Forian is a leading provider of software and technology-enabled services for the healthcare and cannabis industries. Forian represents the unique convergence of proprietary healthcare and consumer data, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries we serve. Forian’s business today comprises the combination of Helix and MOR, which businesses are described in this Annual Report on Form 10-K and when fully integrated present a suite of differentiated offerings within each of the healthcare and cannabis segments. In MOR, there was early recognition of the opportunity to bring the sophistication of proven data science technology and analytics solutions to a prominent cannabis technology platform provider, creating innovation in both the applications that are key to supporting customer success within the cannabis segment and to the data science powered insights that drive healthcare and other mature regulated growth industries. In Helix, there was realization that the capability set of a technology solutions provider within more evolved sectors together with the track record of the MOR management team offered a unique opportunity to enhance the value that Helix brings to its cannabis customers and to the industry generally. The product and service lines provided by both MOR and Helix are being integrated under the single Forian platform.

Our Markets

Healthcare Market Opportunity

U.S. healthcare spending is roughly 18% of GDP and growing faster than overall GDP. The market has been expanding and evolving rapidly over the past decade due to an aging population, innovations in treatments and a reimagining of service delivery. There has been a growing emphasis on digitizing medical records and providing access to those records to providers and patients in support of more efficient and effective care. Disparate, unconnected systems, new diagnostics and treatment protocols are all generating new sources of data. In addition, data is being generated from retailers, social media and the internet. Collectively, the expansion of the volume and type of data has created challenges in making information interoperable and actionable. New and existing sources of data are often unstructured, preventing the seamless ability to derive valuable insights. New systems and solutions are needed to provide accessible and statistically significant data sets that offer the ability to conduct longitudinal analyses. The derived information and business intelligence is relevant to all healthcare stakeholders, and we believe there is an increasing need for the aggregation and integration of the large clinical data sets, irrespective of the source (e.g. traditional healthcare systems or emerging technologies).

The global market for healthcare analytics was approximately $19 billion in 2019 and is expected to grow to an estimated $50.5 billion by 2024 according to publicly available research. We view this market in three principal segments: clinical analytics, commercial analytics and technology platform solutions. The market for clinical analytics includes Real World Evidence (“RWE”), health economics and outcomes research databases and analytic platforms as well as clinical data capture, clinical analytics and research services, investigator site and patient recruitment, observation studies and pharmacoeconomics. The market for commercial analytics includes customer segmentation and targeting, campaign measurement, longitudinal patient analytics and payer market access analytics. The market for technology platform solutions includes information technology, data management, data warehousing, IT outsourcing and software development.

We believe that RWE continues to drive value for all healthcare stakeholders. The proliferation of information technology and analytics extends well beyond life sciences. Information is critical to the ability for payers to manage and price risk effectively. The emergence of new data assets and technology have enabled better risk stratification, treatment protocol development and decision making relating to coverage of existing and emerging therapies. The ability to enter into value-based contracts is predicated on access to RWE related data and analytics.

Similarly, the healthcare delivery system is changing rapidly with telehealth and remote based monitoring become critical. As such, providers require more information to inform treatment decisions. This requires connectivity and access to their patients’ information including the use of over-the-counter (“OTC”) and unapproved pharmaceutical treatments. Absent standards and the ability to capture and integrate these data into their medical records, they will lack the information required to guide the most effective treatments.

Institutional healthcare providers are losing large numbers of patients and large amounts of revenue due to changes in where and how healthcare is delivered, reduced demand for elective procedures due to COVID-19 and intense competition for customers and referrals. Provider profiling data, market supply and demand analytics and treatment protocol improvements all require information that Forian is well suited to deliver.

Life science companies need to fully understand how, when and why patients are treated with both traditional and alternative therapies. This understanding is incomplete without extending the understanding of the patient journey to emerging therapeutics including cannabis-based treatments.

Cannabis Market Opportunity

The global legal cannabis market was valued at approximately $20 billion in 2020 and is expected to grow to an estimated $73.6 billion by 2027 according to publicly available research. The market for our full suite of critical infrastructure services encompasses all licensed cannabis operators in locations where medical or recreational cannabis has been legalized. As more states and countries begin the legalization process, new markets continue to emerge resulting in what we expect to be a natural expansion of our global reach. We believe that the next logical step in the expansion of the market may involve federal legalization in the U.S. The discourse around this topic has been prominent in the current political conversations in Washington D.C. and several measures have already been passed lowering the threshold of federal government regulation on the industry. If legalization does occur at the federal level, this will in turn create an opportunity for the U.S. market to expand globally in much the same way it has domestically, but with the added benefits of both interstate and international trade.

As with any emerging market, several companies within the industry achieve a higher level of success faster and are able to scale more rapidly than others. In the cannabis space, a handful of companies hold licenses and operate throughout multiple legal markets and are referred to as Multi-State Operators (“MSOs”). Within newly formed markets, MSOs apply for and are granted licenses allowing these companies to penetrate states that are initially rolling out their cannabis legalization plans. Another tactic used by MSOs to drive consolidation in the cannabis space is to purchase active licenses from established businesses or acquire the business itself (in some cases other MSOs). Mergers and acquisitions inside the cannabis industry are commonplace and show no signs of slowing in the near future. Eight of the largest MSOs in the U.S. currently utilize our BioTrack platform, balanced by nearly 300 dispensaries, cultivators, manufacturers and distributors that depend on BioTrack to drive their businesses.

The rapid expansion of the cannabis market is driving the demand for better technologies, information standards and more sophisticated analytics. Competitive pressures have created a market for cultivators, manufacturers and dispensaries to rely on data and analytics as a key development and commercialization strategy. Currently, there is little standardization to organize the vast amount of data being generated from traceability and point of sale technologies. For example, product naming conventions are unique in the cannabis industry and can be very different for the same product. There is a need to create a standard product ontology that can be utilized consistently to normalize and standardize disparate data sets to organize and aggregate the data for commercial analysis and RWE studies. Machine learning and artificial intelligence can be applied to complete, standardize and normalize the data, thereby making the data interoperable and useful for analytics.

States continue to generate tax revenue by approving and expanding their cannabis programs. Their desire to expand these programs deliberately and responsibly with patient safety having the highest priority necessitates the ability to track the products from seed to sale and develop robust patient registries to support RWE studies and tracking product utilization and outcomes. These patient registries allow for surveillance tracking and early adverse event tracking, which will become a cornerstone of state cannabis programs.

We believe that the need for cannabis customers to maximize productivity and lower costs across their processes from research and development through commercial operations will cause them to look to partners as they enter into outsourcing arrangements to improve efficiency. Further, we believe our customers are looking for new ways to simplify processes and drive operational efficiencies by using automation, consolidating vendors and adopting new technology options such as hosted and cloud-based applications. This provides opportunities for us to capture and consolidate internal spending by providing lower-cost and variable-cost options that lower customers’ research and development, selling, marketing and administrative costs.

Our platform puts the power of data to use for operators to gain more valued insights into their businesses resulting in the ability to make better informed decisions. Along with creating new products internally, we currently provide infrastructure solutions for multiple MSOs and as a result assist their expansion in new and existing markets.

Convergence of the Healthcare Market and the Cannabis Industry

The use of cannabis for medical purposes is gaining momentum worldwide due to recent legalization and emerging research into therapeutic value and efficacy. Medical cannabis is used for the treatment of a growing array of diseases and chronic conditions, including but not limited to pain, inflammation, arthritis, anxiety, depression, epilepsy and Parkinson’s and Alzheimer’s diseases.

Life science companies need to fully understand how, when and why patients are treated with both traditional and alternative therapies. This understanding is incomplete without extending the understanding of the patient journey to emerging therapeutics including cannabis-based treatments. Governments, manufacturers, cultivators and distributors as well as dispensaries need information on the safety and efficacy of cannabis in both medical and adult use settings. As legalization and usage expands rapidly, providers, patients and caregivers want more assurance of the quality and consistency of the products and insight into therapeutic alternatives for treatment of chronic conditions.

Physicians and patients want to more quickly understand the strains, terpene profiles, dosage and frequency that yield the best health outcomes for patients. There is too much reliance today on anecdotal evidence and trial and error in treatment decisions leveraging alternative therapies. There is little to no understanding of the benefit of alternative therapeutic interventions used in place of or concomitantly with traditional therapeutics. The life science industry is currently investing in over 100 clinical trials for cannabis-based products which is indicative of these treatment alternatives becoming increasingly mainstream.

Forian Offerings

Forian’s mission is to provide our clients with the best-in-class critical technology services through a single integrated platform that enables our clients to operate their businesses more safely, efficiently and profitably and to serve their communities and customers more comprehensively.

We have developed a proprietary, integrated Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), compliant repository of longitudinal de-identified patient health information in the United States. This database is updated weekly, includes billions of de-identified patient events dating back to 2014 and represents the majority of the U.S. population. Our technology processes, normalizes, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, electronic medical records, retail point of sale transactions and consumer demographics. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries. These integrated data are used to power multiple revenue streams including point of sale and state traceability compliance tracking solutions, Information Products, Software as a Service (SaaS) commercial analytics platforms, Data as a Service (DaaS) solutions as well as custom commercial analytics, health economics and RWE outcomes research studies.

Our products will assist these constituents to better understand the value and efficacy of healthcare and cannabis products and services while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace. Management, administrators, physicians and caregivers can, in turn, use the information to make informed healthcare decisions and guide the selection of healthcare products and therapeutics.

Technology & Information Products

Our BioTrack vertically integrated seed-to-sale compliance tracking and point of sale software solution was first introduced in 2010 and is among the most tenured and largest commercial platforms in the cannabis industry, serving over 2,300 dispensaries, cultivators, manufacturers and distributors within 38 states and Puerto Rico. Our BioTrack solution has been used to administer over approximately $20 billion of legal cannabis transactions since 2010 and reaches into Europe, Australia and Latin America.

Our Cannalytics SaaS-based analytics solution is a proprietary platform built upon machine learning algorithms that provides clients with a comprehensive, customized and flexible presentation of business performance from within BioTrack. Cannalytics enables customers across the legal cannabis industry to better attract and retain customers, purchase, distribute and invest in products and understand marketplace dynamics that impact business performance. Our technologies enable more participants to comply and perform efficiently in highly regulated markets, and we provide leading solutions for state government-mandated inventory management and compliance tracking software as access to medical and adult-use cannabis continues to expand legally in the U.S.

Our Information Products provide insights across the healthcare continuum and provide a more complete patient journey within a diverse health ecosystem. By leveraging HIPAA-compliant processes, proprietary algorithms and technology, we have created a suite of product offerings integrating data from siloed, disparate sources and platforms. We believe these offerings deliver key insights and value to our customers. We have contracted with several third-party data providers to obtain the data that we believe is necessary to provide our information offerings. MOR has entered into a license agreement dated June 30, 2019 with a third-party data provider pursuant to which MOR currently receives a majority of its healthcare data (the “License Agreement”). The License Agreement has an initial term of three years and MOR has the sole right to extend the term of the License Agreement for three successive two-year periods. Pursuant to the License Agreement, MOR is required to pay to the third-party provider fees for the data MOR is provided and for certain data a percentage of the revenue generated by MOR from such data. MOR believes the fees payable are reasonable and are typical of the fees charged by other third-party data providers. In accordance with the License Agreement, the third-party data provider provides MOR with weekly data reports containing prescription data, medical data and electronic medical record data.

Services

BioTrack’s seed-to-sale compliance traceability platform is used by 9 state regulatory agencies (including Puerto Rico) to manage the tracking and tracing of all cannabis products from cultivation to sale. As legalization at the state level in the United States continues, seed-to-sale tracking will be the foundational compliance tool used by governments to regulate the extensive legal cannabis market. BioTrack’s State Traceability & Enforcement Monitoring System (“STEMS”) includes all the components needed to ensure transparency and accountability throughout the entire cannabis supply chain while promoting public safety. STEMS includes a full Seed-to-Sale tracking module with integrated plant and product laboratory testing, a licensed business enforcement application and a fully integrated Patient, Caregiver, and Physician Registration application to provide cannabis regulatory agencies with a comprehensive and all-in-one solution for cannabis program management. STEMS is easily scalable and configurable to meet the evolving regulatory requirements necessary to ensure proper program implementation and oversight.  The primary function of a cannabis traceability system is to assist in the prevention of legal cannabis products going to the black market. Since cannabis is not yet legal in all states and countries, the products that are grown and manufactured in the industry are highly desirable in illicit markets. Besides diversion prevention, traceability systems provide lawmakers and regulators with vital information they can use to better understand the trends and tendencies in their market so they in turn can make informed decisions to help both the industry and the state/country.

Our RWE solutions under development seek to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies. Our solutions integrate otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives, including those derived from cannabinoids. First of its kind, clinical-grade observational research can be conducted to evaluate the impact of emerging therapies on patient outcomes and as alternatives to existing therapies. The solutions will support:

•
the delivery of evidence-based insight into the safety and efficacy of ethical pharmaceuticals and emerging therapies to equipment manufacturers, physicians, caregivers, payers and patients with credible evidence to improve patient care and health outcomes;

•
the empowerment of regulators to more granularly assess the safety, health, social and economic outcomes associated with all therapeutic options as the cannabis market scales and emerging therapies are adopted as mainstream therapeutic alternatives; and

•	the creation of new standards for product and treatment classification in emerging therapeutic markets where no existing or widely adopted standards exist today.

Our DaaS solutions will enable our customers to leverage their own proprietary data independently or integrated with Forian proprietary data assets. We have the ability to clean, standardize, normalize and integrate information in a privacy compliant way. We are also developing proprietary reference data assets including product ontologies as the standard to which customer data can be mapped and standardized for analytic purposes.

As of the date of hereof, Forian has 1,060 active customers, which reflects the combined customer bases of MOR and Helix.

Our Competitive Strengths

We believe our key competitive strengths include:

•
Scalable approach to privacy-focused analytics software. Our solutions are purpose built to address the analytic needs of healthcare and cannabis stakeholders across the product or patient journey. We are developing scalable, data driven analytics solutions in cannabis to drive evidence-based decisions where none exist today.

•
Deep domain expertise. Our knowledge base in large transactional database platforms, commercial analytics, consumer marketing and pharmacoeconomics in healthcare enables us to develop solutions that address the unique demands of the healthcare and cannabis industries. Through the incorporation of industry best practices into solutions that are curated for stakeholders within healthcare and cannabis, our customers enjoy enhanced analytical solutions to drive their informed business decisions. Across various disciplines our team has deep industry expertise in life sciences and cannabis that translates into solutions by design that enable our clients to solve problems unique to their sector.

•
Diverse customer base. Our customer base extends throughout the complete cannabis vertical, including dispensaries, cultivators, manufacturers, distributors and governments, across to a broad range of stakeholders within the healthcare industry carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely-informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. Through BioTrack we enjoy the established reputation of delivering stable and reliable solutions to leading cannabis stakeholders. Through MOR we are defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

•
Large integrated longitudinal database. Our proprietary database processes, integrates, deidentifies and standardizes medical, hospital and pharmacy claims datasets along with cannabis point of sale data, consumer behavior and demographic-level data and other datasets to produce a longitudinal database that encompass the vast majority of the U.S. population.

•
First mover in cannabis value proposition. Our large proprietary integrated database and HIPAA-certified analytic solutions provide us the opportunity to create the standard for cannabis data product classification, to integrate cannabis user data at scale and be the center of the analytics’ infrastructure in cannabis as cannabinoid products become mainstream therapeutics in healthcare. Additionally, our cultivator, manufacturing and retail dispensary customers can leverage our analytics to obtain a granular understanding of their customers, prospective customers, competitors and target markets while regulators gain insights on tax revenue potential, cannabis related health outcomes, adverse events, product safety, efficacy and quality.

Our Growth Strategies

We strive to improve our customers’ business performance and in turn the efficiencies and safety of therapeutic products through our customers’ adoption of our platforms and information solutions. We intend to continue investing in commercial sales, research and development and our strategic partnerships. We believe that we are well positioned to achieve our growth objectives across multiple industry verticals, beginning with the healthcare and cannabis markets. Key elements of our strategy include:

•
Innovate and advance our platform and services. We have a history of technological innovation, and plan to release new features and upgrades on a regular basis. We intend to continue making significant investments in all platform products, architecture and teams to further differentiate our products and increase sales.

•
Drive growth by acquiring new commercial and government customers. We believe that nearly all organizations that discover, develop, produce and market therapeutic and cannabis products must embrace data driven analytics to compete effectively. As such, the opportunity to continue growing our customer base is significant.

•
Increase usage and upsell within our existing customer base. We plan to continue investing in sales and marketing, with a focus on driving greater use of our newer SaaS, DaaS and RWE offerings to deliver more value to and expand our relationships with our customers, leading to scale and operating leverage for our business.

•
Leverage our scalable platform into new markets. Our platform provides innovative benefits to the life science, payer, provider, government and legal cannabis markets. We believe there is significant opportunity to deploy the use of our platform in adjacent industries.

•
Expand our data and strategic partner network. Our business intelligence is derived partly from data generated through our commercial products as well as acquired from strategic data partners. As part of our growth strategy, we may seek to acquire assets or companies that are synergistic with our business and add to our data assets and offering sets.

Our Technology Platform

Our unique software, data and analytics platform is built upon scalable open source software running in the public cloud. This architecture allows us to capitalize on the security, reliability and scalability of mainstream cloud providers while building uniquely differentiated algorithms and data handling methodologies. Our use of elastic computing allows us to allocate computer clusters on-demand at scale to process terabytes of data in minutes. We are able to answer complex consumer behavior or life sciences questions quickly without having to maintain servers or pay for idle compute resources.

Our event-driven architecture ingests, cleans, anonymizes and transforms hundreds of millions of health, consumer and retail records as available rather than on a fixed schedule. As data updates are observed from disparate sources they are propagated through all pipeline stages, ensuring customers have the latest data in near real time. Through the use of open-source technologies like Apache Spark and Delta Lake, our big data processing pipelines are streamlined and can more easily handle changes in data schema, “data drift”, and the updating and deleting of existing records to support policies such as HIPAA, the California Consumer Privacy Act and General Data Protection Regulation. Capabilities like “time-travel” enabled by Delta Lake storage formats allow for full versioning of all data over time so that we observe a record throughout its entire lifecycle. Our architecture natively supports “schema evolution” allowing for flexibility to bring in new fields of data as they’re available as well as handle backward-compatible changes in data types over time. Forian supports the ingestion of data from and provision to the most common modern data systems.

Our proprietary solutions provide fully de-identified records in isolated clearinghouses using leading technologies paired with statistical certification by industry-vertical experts. Our solutions join records longitudinally over time, as well as across data sources. This allows for superior flexibility for analysis and use case development while maintaining security and mitigating reidentification risk. We deliver data and analytics products that match anonymized person records across multiple medical, consumer and retail events as a service or in common commercially managed data clouds.

Competition

We face competition in each of the revenue segments in which we operate.

While the healthcare industry includes well-capitalized, experienced competitors, we believe our unique data assets, synergies, intellectual property and experienced leadership offer us competitive advantages. In general, our competitors include a variety of entities such as information and clinical analytics providers like ICON plc, information and commercial analytics providers like IQVIA and technology and services providers like Veeva Systems, Inc. as well as client in-house developed technologies.

The legal cannabis industry, though fragmented, is consolidating. While our cannabis industry offerings have multiple competitors, with some focused solely on government traceability system, such as Metrc, LLC, others focused solely on point-of-sale software, such as Greenbits Inc., and others providing all aspects of commercial software, such as Akerna, few if any compete with us in our ability to address the needs of dispensaries, cultivators, manufacturers, distributors and governments. As the industry continues to grow, and as more geographies legalize cannabis, we expect more competitors will emerge, while some of the smaller ones will likely cease doing business or be acquired.

Government Regulation

Privacy & Customer Data

Our information management services relate to the processing of information regarding de-identified patient diagnosis and treatment of disease and are, therefore, subject to substantial governmental regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business is heavily regulated. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of personal data, such as personal health information and personal financial data, as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement additional security measures and processes or bring within the legislation or regulation de-identified health or other data, each of which may require substantial expenditures or limit our ability to offer some of our services.

In particular, personal health information is recognized in many countries and regions such as the United States, the European Union, or EU, and several countries in Asia, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

Our technology processes, normalizes, standardizes, and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims data, EMR data, retail point of sale transactions, media impressions and consumer demographic data. We have developed our platform with strict, HIPAA-compliant privacy controls enabling linkages between the transactional data sources while maintaining patient, consumer, and customer privacy. All data are de-identified at the person level, enabling longitudinal, credible, evidence-based assessments relating to product safety, efficacy, and clinical outcomes as well as commercial analytics.

Cannabis and Cannabis-derived Products

We do not grow, handle, process or sell cannabis or cannabis-derived products, nor do we ever possess any such material or process any transactions related to the sale of the same. We provide technology and information products and services for our clients to understand the safety and efficacy of their products and to provide information on products, consumers and market intelligence. We do not receive any commissions from sales by our customers and our revenue generation is not based on the sales of cannabis products by our customers, but rather we generate revenues through a fee-based subscription revenue model. Neither we nor our information products are directly subject to state or federal government drug regulation.

Our customers are subject to state and federal law as it relates to cannabis growth, processing, and sale. 36 U.S. states have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811, et. seq. (“CSA”)), which does not recognize the difference between medical and recreational use of cannabis. State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

While the United States Department of Justice has used prosecutorial discretion to not prioritize enforcement actions against state-legal cannabis businesses that are compliant with state, county, municipal and other local laws and regulations and which do not trigger any other federal enforcement priorities, the Department of Justice reserves the right to enforce federal law and there can be no assurance that the federal government will not enforce the CSA and related federal laws in the future. Any shift in enforcement priority at the Department of Justice or with the individual United States Attorneys with jurisdiction over our customers, could have a drastic and adverse impact upon our customers and our business.

Any violations of federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens or criminal charges, including but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture. In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions. Furthermore, while there are no current intentions to declare or pay dividends in the foreseeable future, in the event that a determination was made that our proceeds from operations (or any future operations) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Intellectual Property

In addition to our proprietary data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies, software and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks in the United States and will aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

Human Capital Resources

The foundation of our software, data and analytics solutions is our people, and the level of our success in helping our customers solve problems in the service of their communities and customers is a direct function of our commitment to our employees. We are the sum of the MOR and Helix cultures, and as a result: (i) our employees now have a more comprehensive platform on which to meet our customers’ needs across the industries we serve; (ii) the professional and personal opportunities for their growth have increased; (iii) through collaboration with one another, additional experiences and skill set exposure will be available for them to learn and grow; and (iv) as a combined organization, we have a fresh opportunity to create a diverse and inclusive culture in which we can thrive together. Our intent is to build a first-class organization premised on the importance of our contribution to customer success while remaining ever conscious of our responsibility to our employees and the communities in which we operate.

We are committed to equity and fairness in honoring our commitment to our employees. As set forth in our Code of Business Conduct and Ethics, diversity across gender, race, ethnicity, religion, politics, sexual orientation, age, experience and thought enhances our ability to support our customers, suppliers, partners and employees. In fostering a culture of inclusion, we enable each of us to present our authentic selves in our dealings with the people with whom we interact, and in so doing allow us to be more effective and impactful in the performance of our responsibilities. We embrace the opportunity to enable our customers to better serve their communities and customers and continually seek to improve the value we bring, all while maintaining a critical balance between our employees’ work with colleagues and customers and their lives outside of Forian.

In order to prioritize the health and safety of our employees, following the outset of the COVID-19 pandemic in March, 2020, we transitioned to remote work and continue to work with and support our employees as they continue to serve one another and our customers remotely.

As of December 31, 2020, MOR had 18 full-time employees. As a result of the closing of the business combination transactions, as of March 2, 2021, we had 133 full-time employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC through the investor relations section of our website at https://forian.com/investors/sec-filings. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in the Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to our Business Combination

Combining the businesses of MOR and Helix may be more difficult, costly or time-consuming than expected, which may adversely affect Forian’s results and negatively affect the value of our common stock following the transactions.

We believe that combining the businesses of MOR and Helix will produce significant benefits to the industries we serve. MOR and Helix have historically operated as independent companies.  The integration and combination of the separate operations of the combined businesses is a complex and time-consuming process that has required and may continue to require substantial resources and effort. We may face significant challenges in completing the consolidation of our combined operations, integrating technologies, procedures and policies, as well as addressing the different corporate cultures. If we are not successfully integrated, the anticipated benefits may not be realized fully (or at all) or may take longer to realize than expected. The combination of two independent businesses is a complex, costly and time-consuming process and the management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

•
latent impacts resulting from the diversion of our management team’s attention from ongoing business concerns as a result of the devotion of management’s attention to the transactions and performance shortfalls at one or both of the companies;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

•	the possibility of faulty assumptions underlying expectations regarding the integration process, including with respect to the intended tax efficient transactions;

•	unanticipated issues in integrating information technology, communications programs, financial procedures and operations and other systems, procedures and policies;

•	difficulties in managing a larger combined company, addressing differences in business culture and retaining key personnel;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company and any contemplated tax efficient separation transaction; and

•	coordinating geographically separate organizations.

Some of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact our business, financial conditions and results of operations. The integration process and other disruptions resulting from the transactions may also adversely affect our relationship with employees, suppliers, customers and others with whom we have business or other dealings, and difficulties in integrating the businesses or regulatory functions of MOR and Helix could harm the reputation of the combined company.

We will incur significant costs in connection with the integration of MOR and Helix.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the transactions. While we have assumed that a certain level of expenses would be incurred in connection with the transactions, there are many factors beyond our control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses.

There may also be additional unanticipated significant costs in connection with the transactions that the combined company may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the transactions. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Our future results will suffer if we do not effectively manage our expanded operations following the business combination transactions.

As a result of the business combination, we anticipate that the size of our business will increase significantly beyond the size of either of MOR or Helix. Our future success depends, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Additionally, our business strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Risks Related to our Business Operations

We have a limited operating and financial history. Therefore, the actual financial condition and results of our operations after the business combination transactions may differ materially.

We are in the development stage and face all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. We recently incorporated in anticipation of  the business combination transactions and had no operating history or revenues prior to the closing of the business combination transactions. Although we have combined with Helix, we nevertheless are faced with risks inherent in operating a new business, including difficulties often encountered in developing, producing and commercializing new technologies; developing the markets for our products and technologies; and attracting and retaining qualified management, sales and/or marketing and technical staff, in addition to the risks described below.

We are also faced with risks inherent in operating a new business, including: difficulties and delays often encountered in developing, producing and commercializing new, complex technologies; developing the markets for our products and technologies; transitioning our development efforts to commercialization; and attracting and retaining qualified management, sales and/or marketing and technical staff.

We will need additional capital to fund our operations.

We will require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. There is no assurance that additional capital to fund our operations can be raised. Additional capital may not be available, the terms of any such capital raising may be uncertain, and the terms of any prospective equity capital may not be acceptable. In addition, any future sale of equity securities would dilute the ownership and control of the then-current stockholders and could be at prices substantially below prices at which our shares currently trade or may trade. The inability to raise capital could require us to significantly curtail or terminate operations.

We may make additional acquisitions as a component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A component of our growth strategy is to acquire complementary businesses in order to enhance the solutions we offer to our customers. In addition to the business combination transactions, we intend to continue to pursue acquisitions of complementary technologies, products and businesses as a component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example, we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms; we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, for example, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses.

Further, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may cause us to issue common stock that would dilute our current stockholders’ ownership percentage, use a substantial portion of our cash resources, experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates or become subject to litigation.

If we do not successfully develop and deploy new technologies to address the needs of our customers, our business and results of operations could suffer.

Our success is based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management and collaboration. We are also heavily reliant on our information technology infrastructure, processes and procedures and will devote significant resources to ensuring we have competitive informational technology systems. Information technology changes rapidly, however, and we may not be able to stay ahead of such advances. If we are unable to introduce new or upgraded products, services or technology that users and collaborators recognize as valuable, we may fail to generate additional engagement on our platforms, attract and retain customers or monetize the activity on our platforms. We have spent substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet customers’ and potential customers’ rapidly evolving needs and our efforts to develop new and upgraded products, services or technology will require us to continue to incur significant costs. We cannot guarantee current or prospective users and customers will respond favorably to new or improved products, services or technology.

Additionally, traditional pharmaceutical, data informatics and other well-established companies are expanding into the cannabis industry. This expansion could increase the number of competitors with similar platforms and expertise to ours and could prevent us from realizing anticipated growth in customers and revenues.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platforms obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new platforms, features, or capabilities. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers, any of which could harm our business. Moreover, the design and development of new platforms or new features and capabilities to existing platforms may require substantial investment, and there is no assurance that such investments will be successful. If customers do not widely adopt our new platforms, experiences, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

New and existing platforms and changes to existing platforms could fail to attain sufficient market acceptance for many reasons, including:

•	The failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	Product defects, errors or failures or our inability to satisfy customer service level requirements;

•	Negative publicity or negative private statements about the security, performance or effectiveness of our platforms or product enhancements;

•	Delays in releasing to the market new offerings or enhancements to existing offerings;

•	Introduction or anticipated introduction of competing platforms or functionalities by competitors;

•	Inability of our platforms or product enhancements to scale and perform to meet customer demands;

•
Receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

•	Reluctance of customers to purchase proprietary software products; and

•	Reluctance of customers to purchase products incorporating open source software.

If we are not able to continue to identify challenges faced by our customers and develop, license or acquire new features and capabilities to our platforms in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and anticipated revenue growth may not be achieved.

The effects of health epidemics, including the recent global coronavirus pandemic, have led to periods of significant volatility in various markets and industries and could harm our business and results of operations.

Our business and results of operations could be adversely affected by health epidemics, including the recent coronavirus pandemic. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, coronavirus has spread to many countries worldwide, including the United States.

In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak on our business, and there is no guarantee that our efforts to address the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in various markets and industries. This volatility could have an adverse impact on our customers and on our business, financial condition and results of operations. In particular, automotive and consumer electronics industries, as well as other industries that include our customers, have and may continue to be impacted by the coronavirus outbreak and/or other events beyond our control, and further volatility could have an additional negative impact on these industries and customers.

In addition, recent actions by United States federal, state and foreign governments to address the coronavirus outbreak, including intermittent and non-uniform (from city to city and state to state) travel bans and school, business and entertainment venue closures, continue to have a significant adverse effect on the markets in which we conduct our business. The extent of impacts resulting from the coronavirus outbreak and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus outbreak and actions taken to contain the coronavirus or its impact, among others.

In addition, the coronavirus outbreak could result in business disruption and if we cannot recover from such a business disruption on a timely basis, our business and financial conditions and results of operations could be adversely affected.

There can be no assurance that the global coronavirus pandemic will not have a material and adverse impact on our business, operating results and financial condition. Even after the coronavirus outbreak has subsided, we may continue to experience material and adverse impact on our business, operating results and financial condition as a result of its global economic impact, including any recession that has occurred or may occur in the future. The ultimate impact of the coronavirus pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our applicable business, operations or the global economy as a whole.

We depend on computing infrastructure operated by third parties to support some of our solutions and customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition and results of operations.

The software, internal applications and systems underlying our products and services are inherently complex and may contain defects or errors, particularly when first introduced or when new versions or enhancements are released. The development, expansion, operation and maintenance of our technology and network infrastructure is expensive and complex and requires significant internal and external resources. If we do not successfully develop, expand, operate or maintain our technology and network infrastructure, or if we experience operational failures, our reputation could be harmed, and we could lose current and prospective customers and service providers, which could adversely impact the business, financial condition or results of operations.

We rely on third parties for certain services made available to users of our platforms, which could limit our control over the quality of the user experience and our cost of providing services.

Our ability to generate revenue will be affected by the amount of time it takes to complete and enhance our platform. Additionally, there are multiple third-party vendors and service providers that must continue to provide us access to their application programming interfaces and operating systems, and we will rely on cooperation from third parties to integrate with their systems. Should third-party vendors, service providers and collaborators not perform as expected, cooperate with us or deliver their work as planned, we may not be able to release our products and services in a timely manner.

We utilize third-party software in our product and service offerings and expect to continue to do so. The correction of these errors and defects will be dependent on these third parties, so it may be difficult for us to correct them. Further, we cannot be certain that third-party licensors will continue to make their software available to us on acceptable terms, or invest the appropriate levels of resources in their software to maintain and enhance our capabilities or remain in business.

We may not be able to successfully manage our intellectual property and we may be subject to infringement claims.

Part of our success will depend on our ability to protect our proprietary rights in the technologies used in our products. We will consider trade secrets, including confidential and unpatented technology, important to the maintenance of our competitive position. However, trade secrets and know-how are difficult to protect. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position could be materially and adversely harmed. Additionally, if we are unable to protect our proprietary rights adequately, our business could be harmed.

There has been substantial litigation in internet and software-related industries regarding patent, trademark and copyrights and other intellectual property rights and, from time to time, third parties may claim infringement by us of their intellectual property rights. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could have a material adverse impact on our profitability. In addition, any such claims could distract management from conducting the business.

Real or perceived errors, failures, defects or bugs in our platforms, products or services could adversely affect our results of operations and growth prospects.

Because we offer very complex platforms, products and services, undetected errors, defects, failures or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. These platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. Errors can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy our platforms, and adversely affect market acceptance or perception of these platforms. Many customers use these platforms, products and services in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms, products and services than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, products and services or allegations of unsatisfactory performance or errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, result in substantial costs in redesigning the software, result in the loss of significant customers, subject us to liability for damages and divert company resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.

Real or perceived errors, failures, or bugs in our platforms, products and services, or dissatisfaction with those services or outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs.

In a dynamic industry like ours, our success and growth depend on our ability to attract, recruit, retain and develop qualified employees.

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide-ranging set of expertise and intellectual capital. To continue to successfully compete and grow, we must attract, recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. There can be no assurances that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements and our reputation, business and stock price, as well as lead to a loss of investor confidence in us.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS Act”). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated.

As described under Item 9A, Controls and Procedures, we concluded that MOR’s disclosure controls and procedures were not effective as of December 31, 2020 and that we had, as of such date, material weaknesses in our internal control over financial reporting related to (i) lack of properly designed controls, and deficiencies in the effectiveness of controls, to prevent and detect fraud or material misstatement of financial statements as it relates to internal controls over financial reporting and transaction classes; (ii) inability to prepare complete and accurate financial statements in accordance with GAAP in a timely manner; and (iii) lack of segregation of duties over transaction classes, information technology, and financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We intend to remediate these material weaknesses. While we believe the steps we take to remediate these material weaknesses will improve the effectiveness of our internal control over financial reporting and will remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws may be adversely affected. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We rely on financial reporting and data analytics that must be accurate in order to make real-time management decisions, accurately manage our cash position, and maintain adequate inventory levels while conserving adequate cash to fund operations. In the event of a systems failure, a process breakdown, the departure of key management, or fraud, we would be unable to efficiently manage these items and may experience liquidity shortfalls that our cash position or revolving credit facility may not be able to accommodate. In such a situation, we also may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We may be unable to accurately forecast our operating results and growth rate, which may adversely affect our reported results and stock price.

We may not be able to accurately forecast our operating results and growth rate. We use a variety of factors in our forecasting and planning processes, including historical results, recent history and assessments of economic and market conditions. Our growth rates may not be sustainable, and our growth depends on the continued growth of demand for the products we offer. Lower demand caused by changes in customer preferences, a weakening of the economy or other factors may result in decreased revenues or growth. Furthermore, many of our expenses and investments are fixed, and we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our operating results. Failure to accurately forecast our operating results and growth rate could cause our actual results to be materially lower than anticipated. If our growth rate declines as a result, investors’ perceptions of our business may be adversely affected, and the market price of our common stock could decline.

Consolidation in the industries in which our customers operate may reduce the volume of services purchased by consolidated customers following an acquisition or merger, which could materially harm our operating results and financial condition.

Mergers or consolidations among our customers could in the future reduce the number of our customers and potential customers. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could materially harm our operating results and financial condition.

Risks Related to Regulatory and Legal Matters

Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or otherwise harm our business.

We are subject to a variety of local, state, national and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection and personal information. Foreign data protection, data security, privacy and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.

The overarching complexity of privacy and data protection laws and regulations around the world pose a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners or our customers.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards contractual obligations and other obligations relating to privacy, data protection and information security are uncertain, these laws, standards and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures or the features of our solutions. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all and our ability to fulfill existing obligations, make enhancements or develop new solutions and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions.

These existing and proposed laws and regulations can be costly to comply with and can make our solutions and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our solutions to comply with U.S. or applicable foreign laws, regulations, directives, policies, industry standards or legal obligations relating to privacy, data protection or information security, or any security incident that results in loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data sensitive data or information, may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our customers and market our products and services.

Federal and state governments and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use and disclosure of data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices, which could cause us to incur additional cost. Moreover, complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to the business.

More specifically, the solutions we provide will involve the collection, storage and transmission of confidential personal and proprietary information regarding our customers and our customers’ current and prospective patients and other users. For certain of our business verticals, we will also collect, store and transmit a variety of data regarding an individual’s medical history. Our web-based and mobile products in these verticals may at least partially be subject to HIPAA. Among other concerns, HIPAA provisions also address the security and privacy of health data in order to improve the efficiency and effectiveness of the nation’s health care system by encouraging the widespread use of electronic data interchange in the domestic health care system.

While we plan to meet or exceed the regulatory requirements, including HIPAA, using our internal resources in conjunction with third party services, we might fail to achieve or maintain compliance to such requirements, and our third-party services suppliers might decide to modify or discontinue their services without adequate notice and this might cause additional expense in arranging new services and could harm our reputation, business, operating results and financial condition.

Regulatory authorities around the world are considering a number of legislative proposals concerning privacy and data protection. Federal and state governments and agencies have adopted, or are considering adopting, laws and regulations regarding the collection, use and disclosure of data. As our business expands, it may become subject to laws of additional jurisdictions, domestic and foreign. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, any increase in the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use data. Moreover, complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

As a company whose clients operate in the cannabis industry, we face many unique and evolving risks.

One of our key verticals is to partner directly or indirectly with U.S. cannabis companies and businesses ancillary to cannabis. The legal marijuana industry is a new industry, is at an early stage of development, represents a niche market, is evolving rapidly and is experiencing an increasing number of market entrants. Our business prospects in this vertical are dependent on widespread acceptance and use of cannabis products, which is subject to a high level of uncertainty and volatility.

Further, cannabis companies and companies providing ancillary products and services are subject to greater amounts of governmental uncertainty and regulations that pose additional risks relative to other businesses, and therefore transactions with these companies present greater overall risk. These companies typically have shorter operating histories, less predictable operating results and regulatory concerns which tend to render them more vulnerable to market conditions, as well as general economic downturns. In addition, cannabis companies are engaged in rapidly changing businesses with products subject to substantial regulatory and operational risk.

Cannabis remains illegal under federal law, and our cannabis-related business is heavily dependent on state laws pertaining to the cannabis industry. Even though a number of states have legalized the sale of marijuana, many of these states impose significant restrictions on marijuana-related businesses and, accordingly, their vendors and collaborators, as well as on the collection and use of data from these businesses. These state-level restrictions could have a material adverse impact on our ability to identify suitable opportunities and the sales of our products and services. Laws and regulations affecting the cannabis industry are constantly changing, which could potentially have a detrimental effect on our business. We cannot predict the impact that future legislative actions may have on our business.

There is a risk that we will not be able to find a bank that is willing to provide banking services to businesses contracting with cannabis companies or that a bank will continue to be willing to support cannabis and ancillary businesses in the long term. Banks that do business with marijuana-related businesses run the risk of federal prosecution. In addition, regulatory guidance requires banks to engage in comprehensive due diligence, monitoring and reporting when providing services to marijuana-related businesses. The risk of potential federal enforcement, and significant regulatory compliance obligations, may result in banks refraining from providing us banking services.

Since we provide products and services to companies in the cannabis industry, insurance that is otherwise readily available, such as general liability, worker’s compensation, and directors’ and officers’ insurance, will likely be more difficult for us to find, and more expensive. There are no guarantees that we will be able to find this insurance in the future, or that the cost will be affordable. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.

We collect, process and store a large amount of personal information. This data is often accessed through transmissions over public and private networks, including the internet. Despite our physical security measures, implementation of technical controls and contractual precautions designed to identify, detect and prevent the unauthorized access, alteration, use or disclosure of our data, there is no guarantee that these measures or any other measures can provide absolute security. Systems that access or control access to our services and databases may be compromised as a result of criminal activity, including cyber-attacks and other intentional business disruptions, negligence or otherwise. Unauthorized disclosure or use, or loss or corruption, of our data or inability of our users to access our systems could disrupt the operations, subject us to substantial legal liability, result in a material loss of business, cause us to incur significant cost and significantly harm our reputation.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be volatile, and holders of our common stock could lose a significant portion of their investment due to drops in the market price of our common stock.

The market price of our common stock may be volatile and stockholders may not be able to resell their Forian common stock at or above the price at which they are deemed to have acquired the Forian common stock pursuant to the business combination transactions or otherwise due to fluctuations in our market price, including changes in price caused by factors unrelated to our operating performance or prospects.

Specific factors that may have a significant effect on the market price for the combined company’s common stock include, among others, the following:

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other companies comparable to us or companies in the industries we serve;

•	actual or anticipated fluctuations in our operating results or future prospects;

•	reaction to our public announcements;

•	strategic actions taken by us or our competitors, such as any contemplated business separation, acquisitions or restructurings;

•
failure of the combined company to achieve the perceived benefits of the transactions, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;

•	adverse conditions in the financial market or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	sales of common stock by us, members of our management team or significant stockholders.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

The directors and management of Forian will own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors and officers, beneficially own approximately 36% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Our bylaws contain forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers and employees in jurisdictions preferred by stockholders.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on our behalf, (ii) any lawsuit against our current or former directors, officers, employees, stockholders or agents asserting a breach of a duty (including any fiduciary duty) owed by any such current or former director, officer, stockholder, employee or agent to us or our stockholders, (iii) any lawsuit asserting a claim against us or any of our current or former director, officer, employee, stockholder or agent arising out of or relating to any provision of the DGCL, our charter or bylaws (each, as in effect from time to time), or (iv) any lawsuit asserting a claim against us or any of our current or former directors, officers, employees, stockholders or agents governed by the internal affairs doctrine of the State of Delaware. The foregoing forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our bylaws also provide that, unless Forian consents in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers, employees, stockholders or agents, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although though stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

There is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act claims.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the bylaws, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, Forian may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the business combination, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because companies involved in the cannabis industry have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are in Newtown, Pennsylvania. We currently lease additional office space in Boston, MA, Greenwood Village, CO, Fort Lauderdale, FL, Olympia, WA and Buenos Aires, Argentina. We believe the leased space is sufficient to meet our current needs, and that any additional space we may require will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for:

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. At this time, the matter has not been certified as a collective action nor has any decision been made on the merits of the claim. Helix filed a motion to dismiss the claim, which motion was denied. Helix, on an interlocutory basis, appealed that denial. The U.S. Court of Appeals for the Tenth Circuit affirmed the decision of the District Court and remanded the matter. The case is in the early stages of discovery. We will vigorously defend the claims in the lawsuit.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will defend ourselves from these claims vigorously. As of December 31, 2020, the case is in the process of discovery.

Arapaho Dispute

Zachary Venegas, the former Chief Executive Officer of Helix (“Venegas”), Scott Ogur, the former Chief Financial Officer of Helix and a current board member of Forian (“Ogur”), and Helix Opportunities, LLC, a Delaware limited liability company  (“HOF” and collectively with Venegas and Ogur, the “HOF Parties”) and stockholder of Helix are involved in a dispute involving a claim by Arapaho Foundation, LLC (“Arapaho”) alleging that Arapaho is entitled to an ownership interest in certain shares of Helix’s common stock, which has now been converted into shares of our common stock in connection with the merger, currently held by one or more of the HOF Parties (the “Arapaho Dispute”). In connection with the dispute, on February 23, 2021, the HOF Parties and Forian, Merger Sub and MOR (collectively, the “Merger Parties”) entered into an Indemnification Agreement pursuant to which the HOF Parties have agreed to indemnify the Merger Parties for certain losses and expenses arising from the Arapaho Dispute. As of the date hereof, the HOF Parties and Arapaho have agreed in principle to a settlement of the Arapaho Dispute.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. On March 11, 2021, the Robinson Complaint was voluntarily dismissed. We will vigorously defend the claims in the remaining pending Stockholders Complaints.

Item 4.	Mine Safety Disclosures

Not applicable.

  PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “FORA” since March 3, 2021 following the completion of the business combination.

Holders of Record

As of March 31, 2021, there were approximately 307 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Recent Sales of Unregistered Securities

On March 3, 2021, Forian issued to Wakefield Margo Group a warrant to purchase 17,031 shares of common stock at a price per share of $0.01, in consideration of services provided.

The offer, sale and issuance of the securities described above were exempt from registration in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and under Regulation D of the Securities Act, relative to transactions by an issuer not involving a public offering.

Item 6.	Selected Financial Data

This item is not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

See “Item 1. Business – Overview – Evolution” with respect to the scope of the financial statements included in this Annual Report on Form 10-K to which this disclosure relates.

Overview

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Our revenues are derived from information products. Information product revenues are generated from both subscription based and one-time licensing of our proprietary data.

Cost of Revenues

Our cost of revenue is generated from direct costs associated with extracting and analyzing data and configuring and supporting customers that license our information. The cost of revenue relates primarily to labor costs, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfilment as cost of revenue. Infrastructure and licensed data costs, which are shared across all projects or groups of projects, are not charged to cost of revenue.

Research and Development

Our research and development costs are primarily generated from research, design, prototyping and testing and data product development activities. These costs are also comprised of labor and subcontractor costs and technology costs (software and third-party cloud access). Once our prototypes are proven and we have sufficient feedback from customers, we begin the data product and software development activities. During this phase, we capitalize costs that qualify associated with this development rather than recording those costs as research and development.

Selling, General and Administrative Expenses

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing including advertising, market research, events (such as trade shows, corporate communications, brand building, etc.). Forian plans to continue to invest in marketing and sales by expanding our selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in any particular quarter.

Our general and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting, and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing. General and administrative costs also include initial costs related to the registration and listing of Forian’s common stock on the Nasdaq.

We generally operate virtually. Personal computing equipment is essential to enable our teams to work virtually in a distributed or remote fashion. Depreciation and amortization is primarily driven by the purchase of personal computing equipment.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable - could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table summarizes our condensed results of operations for the periods indicated:

	Year Ended December 31, 2020	For the period from inception (May 6, 2019) through December 31, 2019

Revenues	$544,871	$—
Cost of Revenues	38,293	—
Gross profit	506,578	—
Research and development	2,509,666	827,474
Selling, general and administrative expenses	2,980,669	464,698
Loss from operations	$(4,983,757)	$(1,292,172)

Year Ended December 31, 2020 compared to period from inception (May 6, 2019) through December 31, 2019

Revenues

Revenues increased by $544,871 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. These revenues were from data subscription products. No revenue was recognized in 2019 as the Company was recently formed and had not yet delivered services to customers.

Cost of Revenues

Cost of Revenues increased by $38,293 for the year ended December 31, 2020 compared to the period from inception (May 6,2019) through December 31, 2019. Cost of Revenues related to direct costs related to the delivery of revenues for the year ended December 31, 2020. The were no revenues or cost of revenues for 2019 as the Company was recently formed and had not yet delivered services to customers.

Research and Development

Research and development expenses increased by $1,682,192 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. The increase was primarily the result of an increase in staffing, contractor costs, and technology related costs (software and third-party Cloud access) to establish a technical infrastructure for the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,515,971 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. The increase was primarily the result of the Company continuing to scale its sales, product management and marketing teams resulting in increases in compensation related expenses.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of our cash resources have been devoted to research and development and general and administrative activities. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances. The Company expects to continue to fund its operations and future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has generated limited revenues from the licensing of information products. The Company has incurred losses and generated negative cash flows from operations since inception. As of December 31, 2020, the Company’s principal source of liquidity was cash, which totaled $665,463 and marketable securities which totaled $11,501,844.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended December 31, 2020	For the period from inception (May 6, 2019) through December 31, 2019

Net cash used in operating activities	$(4,250,734)	$(1,032,372)
Net cash used in investing activities	(11,399,997)	(151,434)
Net cash provided by financing activities	16,315,700	1,184,300
Net increase in cash and cash equivalents	$664,969	$494

Year Ended December 31, 2020 compared to period from inception (May 6, 2019) through December 31, 2019

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $3,218,362 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. The increase was primarily the result of scaling up the Company’s operations from the initial start-up phase.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $11,248,563 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. The increase was primarily the result of an increase in the purchase of short-term investments of $11,198,736 resulting from the cash proceeds received from equity issuances and an increase in the purchase of personal computing equipment of $49,827.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $15,131,400 for the year ended December 31, 2020 compared to the period from inception (May 6, 2019) through December 31, 2019. The increase was primarily related to the cash proceeds received from the Company’s equity issuances.

Off Balance Sheet Arrangements

The Company does not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements.

New Accounting Pronouncements

Except as described below, the Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

ASC 606

The Company recognizes revenue in accordance with ASC 606, Revenue of Contracts with Customers. For non-public companies, ASC 606 is effective for annual reporting periods beginning after December 15, 2019 with early adoption permitted. The Company elected to early adopt the standard as of its inception in May 2019. The new revenue standard did not have a material impact on the Company’s financial statements.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and does not believe it is exposed to material market risk with respect to its cash and cash equivalents.

The Company currently has no operations outside the United States and therefore does not presently have foreign currency exchange rate risk.

The Company does not engage in any hedging activities against changes in interest rates or foreign currency exchange rates. Because of the short-term maturities of its cash and cash equivalents, the Company does not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” the Company is electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company is not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the business combination or until we no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forian Inc. (the “Company”) as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2020 and for the period from inception (May 6, 2019) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from inception (May 6, 2019) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

San Jose, California
March 31, 2021

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,2020 AND 2019

	December 31, 2020	December 31, 2019

Assets

Current Assets:
Cash and cash equivalents	$665,463	$494
Marketable securities	11,501,844	149,767
Accounts receivable	22,996	-
Contract assets	196,701	-
Prepaid expenses	120,979	25,365
Total Current Assets	12,507,983	175,626

Property and Equipment, Net	46,358	3,419

Total Assets	$12,554,341	$179,045

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Promissory notes	$-	$184,300
Accounts payable	647,601	6,400
Accrued expenses	480,741	269,376
Deferred revenues	158,884	-
Total Current Liabilities	1,287,226	460,076

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 Shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common Stock; par value $0.001; 95,000,000 Shares authorized; 21,233,039 issued and outstanding as of December 31, 2020 and 7,713,528 issued and outstanding as of December 31, 2019	21,233	7,713
Additional paid-in-capital	17,514,907	1,000,098
Accumulated deficit	(6,269,025)	(1,288,842)
Total Stockholders’ Equity (Deficit)	11,267,115	(281,031)

Total Liabilities and Stockholders’ Equity (Deficit)	$12,554,341	$179,045

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2020 AND
FROM INCEPTION (MAY 6, 2019) THROUGH DECEMBER 31, 2019

	Year Ended December 31, 2020	May 6, 2019 Through December 31, 2019

Revenues:
Data subscription	$544,871	$-
Cost of Revenues:
Cost of subscription revenue	38,293	-
Gross Profit	506,578	-

Operating Expenses:
Research and development	2,509,666	827,474
Selling, general and administrative	2,980,669	464,698
Total Operating Expenses	5,490,335	1,292,172

Loss From Operations	(4,983,757)	(1,292,172)

Other Income (Expense):
Investment income	3,574	3,330
Other Income, Net	3,574	3,330

Net loss before income taxes	(4,980,183)	(1,288,842)
Income tax expense	-	-

Net loss	$(4,980,183)	$(1,288,842)
Basic and diluted net loss per common share	$(0.38)	$(0.27)
Weighted-average shares outstanding	13,189,623	4,739,471

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2020 AND
FROM INCEPTION (MAY 6, 2019) THROUGH DECEMBER 31, 2019

	Preferred Stock		Common Stock
	Shares	Par Value, $0.001 per share	Shares	Par Value, $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance May 6, 2019	-	$-	-	$-	$-	$-	$-
Issuance of MOR Class A Units	-	-	7,292,113	7,292	992,708		1,000,000
Vested MOR Class B Profit Interest Units	-	-	421,415	421	7,390		7,811
Net loss						(1,288,842)	(1,288,842)
Total Stockholders’ Equity at December 31, 2019	-	$-	7,713,528	$7,713	$1,000,098	$(1,288,842)	$(281,031)

Issuance MOR Series S Units	-	-	5,316,284	5,316	3,310,384		3,315,700
Issuance of MOR Series S-1 Units	-	-	6,178,137	6,178	12,993,822		13,000,000
Issuance of MOR Series S in exchange for MOR Promissory notes	-	-	295,501	296	184,004		184,300
Vested MOR Class B Profit Interest Units	-	-	1,729,589	1,730	25,717		27,447
Stock Based Compensation Expense	-	-	-	-	882		882
Net loss						(4,980,183)	(4,980,183)

Total Stockholders’ Equity at December 31, 2020	-	$-	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2020 AND
FROM INCEPTION (MAY 6, 2019) THROUGH DECEMBER 31, 2019

	Year Ended December 31, 2020	May 6, 2019 Through December 31, 2019

Cash Flows From Operating Activities:
Net loss	$(4,980,183)	$(1,288,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Income and Expense:
Depreciation	8,555	854
Stock based compensation	28,329	7,811
Realized and unrealized gains on investments	(3,574)	-
Changes in operating assets and liabilities:
Accounts receivable	(22,996)	-
Contract assets	(196,701)	-
Prepaid expenses	(95,614)	(25,365)
Accounts payable	641,201	6,400
Accrued expenses	211,365	266,770
Deferred revenue	158,884	-
Net Cash Used in Operating Activities	(4,250,734)	(1,032,372)

Cash Flows From Investing Activities:
Purchases of marketable securities, net	(11,348,503)	(149,767)
Purchases of property and equipment	(51,494)	(1,667)
Net Cash Used in Investing Activities	(11,399,997)	(151,434)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	-	184,300
Proceeds from Stockholders’ contributions	16,315,700	1,000,000
Net Cash Provided by Financing Activities	16,315,700	1,184,300

Net Increase in Cash and Cash Equivalents	664,969	494

Cash and Cash Equivalents, Beginning of Period	494	-

Cash and Cash Equivalents, End of Period	$665,463	$494

Supplemental Disclosure of Cash Flow Information

Interest Paid	$-	$-
Non-cash investing and financing activities:
Purchases of property and equipment	$-	$2,606 *
Promissory notes converted to Series S preferred units	$184,300	$-

* Purchases of property and equipment in the amount of $2,606 were accrued in 2019 and paid in 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Forian Inc.
(formerly known as Medical Outcomes Research Analytics, LLC)

Notes to Consolidated Financial Statements
for the Year Ended December 31, 2020 and
the Period from Inception (May 6, 2019) through December 31, 2019

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company”, “Forian”, “we”), was incorporated in Delaware on October 15, 2020. Forian was formed for the purpose of effecting a Merger (as defined below).

At December 31, 2020, Forian had not yet commenced operations.

On March 2, 2021 (the “Effective Time”), pursuant to the Agreement and Plan of Merger, dated as of October 16, 2020, as amended by Amendment to Agreement and Plan of Merger, dated as of December 30, 2020, as further amended by Amendment No. 2 to Agreement and Plan of Merger, dated February 9, 2021 (together, the “Merger Agreement”), by and among Helix Technologies, Inc. (“Helix”), Forian and DNA Merger Sub, Inc. (“Merger Sub”), Merger Sub merged with and into Helix, with Helix being the surviving corporation as a wholly-owned subsidiary of the Company. Each share of Helix common stock was exchanged for 0.05 shares of Company Common Stock.

Immediately prior to the Effective Time, pursuant to the Equity Interest Contribution Agreement, dated March 2, 2021 (the “Contribution Agreement”), by and among the Company, Medical Outcomes Research Analytics, LLC (“MOR”) and each equity holder of MOR, such equity holders contributed their interests in MOR to the Company in exchange for shares of Forian Common Stock (the “Contribution”). Upon the closing of the Contribution MOR became a wholly-owned subsidiary of the Company. Each unit of MOR was exchanged for 1.7776 shares of Company Common Stock, subject to adjustments pursuant to the Contribution Agreement. See Note 11.

Pursuant to the Merger Agreement, while Forian is the legal acquirer, the Company accounted for the Merger as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). As such, MOR is deemed to be the accounting acquirer for financial reporting purposes.

All activity of the Company through December 31, 2020 relates to MOR. MOR was established on May 6, 2019 in Delaware. MOR Analytics, LLC and COR Analytics, LLC are wholly owned subsidiaries of MOR. MOR is a technology and analytics company building a data management platform and has assembled a repository of Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), compliant, encrypted, de-identified patient-level health data in the United States. MOR provides information products, business intelligence software and outcomes studies to its customers to help them improve the performance of their businesses.

Note 2	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of December 31, 2020. The merger of MOR into Forian was completed on March 2, 2021. The combination of MOR and Forian was accounted for as a transaction between entities under common control pursuant to ASC 805-50. Accordingly, the combination of Forian and MOR results in a change in reporting entity and the financial statements are presented as though the combination of Forian and MOR occurred as of the beginning of the periods presented.

As of December 31, 2020, the Company had positive working capital.  The Company believes it is probable that it can continue as a going concern as its cash resources available as of the date of these financial statements will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the date of filing this report. There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or, if necessary, that additional funding will be available on terms acceptable to the Company, or at all.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value for equity securities and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company estimates and could cause actual results to differ from those estimates.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable, and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents and Credit Risk

The Company considers all cash accounts that are not subject to withdrawal restrictions and highly liquid investments with a maturity of three months or less, when purchased, as cash and cash equivalents.

The Company maintains cash with major financial institutions. Cash held at U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. The portion of deposits in excess of FDIC coverage is not protected by such insurance and represents a credit risk to the Company. At times, the Company’s deposits exceed this coverage.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606 - Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

The Company anticipates generating revenue from two categories of product offerings: Technology and Information Products and Services.

In 2020, the revenue generated by the Company was exclusively from Information Products.

In most Information Products contracts, payments are scheduled throughout the term and the contract may include one of the following performance obligations: (i) the provision of historical and/or current data as agreed upon, (ii) access to the data through a third-party technology provider, and (iii) access to the Company’s analytical team throughout the term of the agreement as agreed upon.

Many of the initial contracts the Company has signed to date do not have distinct pricing assigned to each performance obligation; rather, the price is bundled and the total bundled pricing is invoiced throughout the term of the agreement.

The Company recognizes data subscription revenue pursuant to licensing agreements under which the Company receives payments for providing the customer access to the data over the contract period. As the performance obligations and payments are associated with exclusive rights that the Company provides in connection with such contracts over the term of the agreements, revenue related to the payments received are deferred and recognized over the term of the exclusive distribution period of the respective agreement. Payments are usually due within 30 days. There are no variable considerations or financing component under such contracts for the year ended December 31, 2020. The Company satisfies its performance obligations under the contract throughout the term of the agreement of license of data subscription. Prices are typically fixed for each year of the contract, but can include royalties in excess of fixed fees. There were no such excess of royalties over fixed fees for the year December 31, 2020. Invoicing under contracts is set forth in an invoicing schedule as part of the contract and payments are due within 30 days.

ASC 606-10-32-32 requires the determination of the price the Company would sell individual products or services to a customer. The Company does not yet have sufficient data or experience related to the terms and pricing for products and services when components are sold on a standalone basis. In instances where insufficient data exists, the Company recognizes the contractual fees ratably over the term of the arrangement.  In instances where a customer has limited operating history or the Company has recently been formed, management may determine that it is prudent to recognize only the first year’s fees ratably over the first year of the term, more often than not resulting in the recognition of a lower amount of revenue during the first year.  Performance obligations that are distinct and remain undelivered would not be recognized until the end of the contract provided that the Consideration is guaranteed.  No significant judgements affect the determination of the amount and timing of revenue.  The Company had satisfied all performance obligations and collected all amounts billed on such contracts for the year ended December 31, 2020.

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. $53,784 and $0 of such costs were capitalized as of December 31, 2020 and 2019. There are no significant judgements affecting the determination of the amount and timing of the related revenue.

Contract Assets result when the cumulative revenue recognized exceeds the cumulative invoicing under a contract.  The value of the differential is reflected in Contract Assets and represents the value of the revenue that was not billed to customers as of the balance sheet date.

Contract Liabilities (“Deferred Revenue”) result when cumulative receipts under a contract for the same performance obligation exceeds the total revenue recognition and such excess is reflected in Deferred Revenue and represents the value of the performance obligations to be satisfied after December 31, 2020.

The following are the contract balances as of and for the year December 31, 2020:

Contract assets
Balance at January 1, 2020	$-
Add: Revenue recognized from related contract assets	366,667
Add: Contract acquisition costs capitalized	53,784
Less: Payments received during the year	(223,750)
Balance at December 31, 2020	$196,701

Contract Liabilities (Deferred Revenue)
Balance at January 1, 2020	$-
Add: Payments received in 2020	334,092
Less: Revenue recognized during the year	(175,208)
Balance at December 31, 2020	$158,884

Customer Concentration

For the year ended December 31, 2020, the Company had a single customer that accounted for $450,000 of revenue, which represented 83% of revenues generated from customer sales. The Company believes that this customer is ultimately replaceable, and any disruption associated with this customer would only have a short-term impact on the business.  The contracts assets balance for this customer at December 31, 2020 was $142,917.

The Company regularly reviews outstanding accounts receivable for collectability and records an allowance for doubtful accounts, if determined to be necessary.  Management determined that a reserve was not necessary as of December 31, 2020.

Concentration of Vendors

The Company has licensed certain data sets from a third party as a key input to the Company’s products and services. Licensing fees to this vendor represented 5% and 42% of the Company’s operating expenses for the year ended December 31, 2020 and the period from inception (May 6, 2019) through December 31, 2019, respectively. The Company utilizes a third party for its technical infrastructure (technical support, system design, prototype development). Fees to this vendor represented 6% and 17% of the Company’s operating expenses for the year ended December 31, 2020 and the period from inception (May 6, 2019) through December 31, 2019, respectively. These vendors are critical to the business. The Company believes that while these vendors are ultimately replaceable, any disruption associated with these vendors could have a material short-term impact on the business.

For the year ended December 31, 2020, legal fees to one firm for work related to the Merger Agreement with Helix Technologies represented 12% of operating expenses. See Note 15.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 3 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the year ended December 31, 2020 and the period from inception (May 6, 2019) through December 31, 2019.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Application development stage costs were not material for the Company. Product development costs are primarily personnel related to activities for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs are expensed as incurred.  There were no capitalized software development costs for the year ended December 31, 2020 and from inception (May 6, 2019) through December 31, 2019.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At December 31, 2020, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 12 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the year ended December 31, 2020 and for the period from inception (May 6, 2019) through December 31, 2019, the diluted loss per share is the same as basic loss per share for the periods presented.

Restricted Stock and Restricted Stock Units

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of restricted stock and/or restricted stock units. Restricted stock awards are grants of shares of our common stock. Restricted stock units represent the right to receive shares of our common stock (or a cash amount equal to the value of our common stock) on future specified dates. The terms of the restricted stock and/or restricted stock units granted under the 2020 Plan are determined by the Board of Directors in the award agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the restricted stock is based on the underlying grant date fair value of the Company’s stock. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the service period and the related amount is recognized in the consolidated statements of operations.

Income Taxes

MOR was organized as an LLC until the completion of the Merger with Helix on March 2, 2021. As a result, the Company was treated as a partnership for federal and state income tax purposes through March 2, 2021. Accordingly, the Company’s taxable income, deductions, assets and liabilities are reported by the members on their respective income tax returns. Therefore, no provision for federal or state income tax has been made by the Company for the year ended December 31, 2020 or the period from inception (May 6, 2019) through December 31, 2019.

There are no uncertain tax positions that would require recognition in the financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Note 4	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds.  As of December 31, 2020 and 2019, the fair value of these investments approximated cost.

Note 5	PREPAID EXPENSES

The Company has various agreements to license data which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2020, the Company’s balance sheet reflected prepaid expenses of $90,157 under these agreements. Additionally, as of December 31, 2020 and 2019, the Company’s balance sheet reflected other prepaid expenses of $30,822 and $25,365, respectively, relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Note 6	PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019, property and equipment were comprised of the following:

	As of December 31,
	2020	2019
Personal computing equipment	$55,767	$4,273
Less accumulated depreciations	(9,409)	(854)
Property and equipment, net	$46,358	$3,419

Depreciation expense for the year ended December 31, 2020 and the period from inception (May 6, 2019) through December 31, 2019 was $8,555 and $854, respectively.

Note 7	OPERATING LEASES

The Company accounts for leases in accordance with ASC 842. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases.

The Company has two short-term leases related to an office in Newtown, PA and another in the Boston, MA area. The office spaces are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise.

The Company has elected to adopt the short-term lease exemption in ASC 842 and as such have not recognized a “right of use” asset or lease liability in the consolidated balance sheets as of December 31, 2020 and 2019. The total rent expense for the year ended December 31, 2020 and the period from inception (May 6, 2019) through December 31, 2019 was $16,106 and $4,289, respectively.

Note 8	PROMISSORY NOTES

On May 6, 2019, MOR entered into an arrangement with related parties to issue separate promissory notes (“Note” or “Notes”) entitling the Company to secure up to $100,000 per Note to fund operations.  The Notes had no interest rate and were due on the sooner of the initial closing of the Company’s Series S preferred unit financing or December 31, 2020.  As of December 31, 2019, MOR had drawn $92,150 from each Note for a total of $184,300.  The Note holders, from inception, had the option to apply the outstanding amount to the purchase of Series S preferred units in the equity financing, which they elected to do in March 2020. There were no beneficial conversion features or derivative liabilities related to the Notes.

Note 9	ACCRUED EXPENSES

As of December 31, 2020 and 2019, accrued expenses were comprised of the following:

	As of December 31,
	2020	2019
Employee compensation	$346,720	$39,177
Engineering & technology	8,825	227,593
Transaction-related	125,196	-
Other	-	2,606
	$480,741	$269,376

Transaction-related accrued expenses are associated with the Agreement and Plan of Merger executed on October 16, 2020 and closed on March 2, 2021. See Note 15.

Note 10	STOCK-BASED COMPENSATION

Restricted Stock

Unvested equity interests of MOR were converted to Forian Restricted Stock Units based upon the Exchange Ratio of 1.7776 Forian shares for each 1 MOR unit, subject to any adjustments required under the Contribution Agreement. The information regarding the 2020 Plan below is presented as though the combination occurred as of the beginning of the periods presented.

Unvested at May 6, 2019	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
	$-	$-
Issued	1,658,812	0.62
Vested	421,415	0.62
Canceled	-	-
Unvested at December 31, 2019	1,237,396	0.62
Issued	2,191,869	1.21
Vested	1,729,589	0.72
Canceled	-	-
Unvested at December 31, 2020	$1,699,676	$1.28

Note 11	STOCKHOLDERS’ EQUITY (DEFICIT)

All of MOR’s Class A, Class B vested profit interests’ units, Series S, Series S-1, and vested Restricted Class B units were converted to Forian Common shares on March 2, 2021 based upon the Forian Exchange ratio of 1.7776 Forian shares to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. Unvested Class B profit interest units, unvested restricted Class B units and options to acquire Restricted Class B Units were converted to unvested Restricted Forian Common shares on March 2, 2021 based upon the Forian Exchange ratio of 1.7776 Forian shares to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. The applicable vesting provisions of such MOR units carried over to the Restricted Forian Common Shares.

The Consolidated Statement of Stockholders Equity reflects the exchange of MOR Members Equity for Forian Common Stock as of the beginning of the periods presented.

In May 2019, MOR raised $1,000,000 in exchange for 4,000,000 Class A membership units with a par value of $0.25 per unit.

In March 2019, MOR completed a Series S financing with cash proceeds of $3.3 million and converted promissory notes of $0.2 million in exchange for 3,078,276 Series S preferred units.

In December 2020, MOR completed a Series S-1 financing with cash proceeds of $13 million in exchange for 3,388,947 Series S-1 preferred units.

In 2019 and 2020, Class B profit interest units, restricted Class B units and options to acquire Class B units were issued to employees, consultants and advisors.

Note 12	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the year ended December 31, 2020	For the period from inception (May 6, 2019) through December 31, 2019
Numerator:
Net loss	$(4,980,183)	$(1,288,842)
Denominator:
Weighted average common shares outstanding, basic and diluted	13,189,623	$4,739,471
Net loss per share, basic and diluted	$(0.38)	$(0.27)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the year ended December 31, 2020	For the period from inception (May 6, 2019) through December 31, 2019
Unvested Restricted Stock	1,699,676	1,237,396

Note 13	RELATED PARTY TRANSACTIONS

The following includes a summary of transactions since May 2019, to which the Company has been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2019, and in which any of the Company directors, executive officers or, to the Company’s knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

On May 6, 2019, MOR entered into an arrangement with family trusts controlled by Max Wygod and Martin Wygod, directors of MOR, to issue two separate promissory notes (“Note” or “Notes”) entitling MOR to secure up to $100,000 per Note to fund operations. The Notes had no interest rate and were due on the sooner of the initial closing of MOR’s Series S Preferred Unit financing or December 31, 2020. In March 2020, in connection with MOR’s Series S Preferred Unit financing, the aggregate outstanding balance of the Notes of $184,300, was converted, at the option of the holders, into, 295,501 shares of Forian common stock.

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of MOR. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for 2020 and 2019 of $302,000 and $352,500, respectively.

Note 14	COMMITMENTS AND CONTINGENCIES

The Company entered into certain data licenses during 2019. The term of these data licenses vary in length. The following table shows the remaining payment obligations under these licenses as of December 31, 2020:

Year ending December 31, 2021	$533,488
Year ending December 31, 2022	272,187
$805,675

In addition, the Company has made certain commitments related to the Merger and the listing of the stock on Nasdaq.

From time to time we may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for:

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. At this time, the matter has not been certified as a collective action nor has any decision been made on the merits of the claim. Helix filed a motion to dismiss the claim, which motion was denied. Helix, on an interlocutory basis, appealed that denial. The U.S. Court of Appeals for the Tenth Circuit affirmed the decision of the District Court and remanded the matter. The case is in the early stages of discovery.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will defend ourselves from these claims vigorously. As of December 31, 2020, the case is in the process of discovery.

Arapaho Dispute

Zachary Venegas, the former Chief Executive Officer of Helix (“Venegas”), Scott Ogur, the former Chief Financial Officer of Helix and a current board member of Forian (“Ogur”), and Helix Opportunities, LLC, a Delaware limited liability company  (“HOF” and collectively with Venegas and Ogur, the “HOF Parties”) and stockholder of Helix are involved in a dispute involving a claim by Arapaho Foundation, LLC (“Arapaho”) alleging that Arapaho is entitled to an ownership interest in certain shares of Helix’s common stock, which has now been converted into shares of our common stock in connection with the merger, currently held by one or more of the HOF Parties (the “Arapaho Dispute”). In connection with the dispute, on February 23, 2021, the HOF Parties and Forian, Merger Sub and MOR (collectively, the “Merger Parties”) entered into an Indemnification Agreement pursuant to which the HOF Parties have agreed to indemnify the Merger Parties for certain losses and expenses arising from the Arapaho Dispute. As of the date hereof, the HOF Parties and Arapaho have agreed in principle to a settlement of the Arapaho Dispute.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. On March 11, 2021, the Robinson Complaint was voluntarily dismissed.

COVID-19. A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization. Our business has largely operated in a work-from-home environment since its inception and, as a result, has experienced limited disruption due to this pandemic. The leadership team continues to focus on the highest level of safety measures to protect our employees. We have not experienced a material impact to our financial results to date, however, COVID-19 continues to present significant uncertainty in the future economic outlook for our customers and the markets we serve.

Note 15	MERGER WITH HELIX TECHNOLOGIES

On October 16, 2020, the Company entered into the Merger Agreement with Helix pursuant to which Helix merged with and into, as a wholly-owned subsidiary of Forian, with Helix surviving the merger as a wholly-owned subsidiary of Forian. Concurrently, the MOR members entered into a contribution agreement pursuant to which the members contributed their membership interest in MOR to the legal acquiring entity, Forian, in exchange for shares of Forian’s common stock, thereby becoming a wholly-owned subsidiary of Forian. See Note 1.

During the year ended December 31, 2020, the Company incurred costs totaling $863,409, which are included in selling, general and administrative expenses, related to the planned merger with Helix. These costs consisted primarily of legal and financial advisory fees.

Note 16	SUBSEQUENT EVENTS

On March 2, 2021 the Merger with Helix as contemplated in the Merger Agreement closed. See Note 1 and 15.

On March 3, 2021, Forian issued to Wakefield Margo Group a warrant to purchase 17,031 shares of common stock at a price per share of $0.01, in consideration of services provided.

The Company has evaluated its subsequent events from December 31, 2020 through the date these consolidated financial statements were issued, and has determined that there are no subsequent events required to be disclosed, other than the ones disclosed above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, MOR’s disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting: (i) lack of properly designed controls, and deficiencies in the effectiveness of controls, to prevent and detect fraud or material misstatement of financial statements as it relates to internal controls over financial reporting and transaction classes, (ii) inability to prepare complete and accurate financial statements in accordance with GAAP in a timely manner, and (iii) lack of segregation of duties over transaction classes, information technology, and financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We are committed to remediating the control deficiencies that gave rise to the material weaknesses. Management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

With oversight from our Audit Committee, we have taken steps to remediate the internal control deficiencies and expect to implement further remediation actions in 2021. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses described above will continue to exist.

Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2020 and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age as of the date of this Annual Report on Form 10-K, and position of the individuals who currently serve as directors and executive officers of Forian Inc. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Max Wygod	33	Executive Chairman
Daniel Barton	56	Chief Executive Officer and Director
Adam Dublin	55	Chief Strategy Officer and Director
Clifford Farren	57	Chief Financial Officer
Edward Spaniel, Jr.	51	Executive Vice President, General Counsel and Secretary
Directors
Mark J. Adler, M.D.	64	Director
Ian G. Banwell	57	Director
Jennifer Hajj	37	Director
Shahir Kassam-Adams	61	Director
Scott Ogur	49	Director
Stanley S. Trotman, Jr.	77	Director
Alyssa F. Varadhan	40	Director
Kristiina Vuori, M.D., Ph.D.	53	Director
Martin J. Wygod	81	Director

Executive Officers

Daniel Barton has been our Chief Executive Officer and a director since the closing of the business combination.  Prior to the closing of the business combination, Mr. Barton had served as Chief Executive Officer of Medical Outcomes Research Analytics, LLC, or MOR, since 2020.  Mr. Barton also served as Chief Executive Officer of COR Analytics LLC, a subsidiary of MOR since September of 2019.  Prior to joining MOR, from 2011 to 2019, Daniel served in various roles at IQVIA and most recently was Vice President & General Manager, U.S. Healthcare Solutions and Contract Sales/Medical Solutions for IQVIA. In the Healthcare Solutions role, he was responsible for leading information services, analytics, professional services and technology solutions for the world’s largest healthcare information and analytics business focused on the pharmaceutical, payer, provider, medical device and government segments. From 2009 to 2011, Mr. Barton held various positions at SDI Health LLC, a market leader in creating privacy-compliant longitudinal patient data that specialized in providing advanced analytics to the life science industry.  At SDI, Daniel led the Patient Analytics practice.  Before SDI, Daniel spent 18 years at GlaxoSmithKline (GSK), where he was Vice President of Data Management, responsible for information management and commercial analytics supporting the North American Pharmaceutical Division.  Daniel also spent time in a variety of other roles at GSK, including brand management, field sales, and commercial operations. Daniel received a B.A. from the University of Scranton.

Mr. Barton’s qualifications for membership on our board of directors is based on his perspective and experience he brings as our Chief Executive Officer, and diverse industry knowledge.

Adam Dublin has been our Chief Strategy Officer since the closing of the business combination and has served as a director since our formation in October 2020.  Prior to the closing of the business combination, Mr. Dublin was co-founder of MOR and served as its Chief Strategy Officer since founding MOR.  Mr. Dublin is a seasoned entrepreneur and senior executive with extensive strategy, business development, and operating expertise in healthcare information and technology. He was responsible for developing MOR Analytics’ strategy, data acquisition, partnership development and acquisitions and he has over 30 years of experience in creating innovative businesses. Prior to its 2017 $2.8 billion sale to Internet Brands, a KKR portfolio company, Adam was on the executive leadership team of WebMD as Senior Vice President, Strategy and Analytics. In that role, he was responsible for developing the company’s marketing science platform, including the development of one of the world’s largest healthcare customer databases, linking patient, consumer demographic, and online behavioral data in a HIPAA-compliant manner.  Previously, he was Vice President, Strategy and Corporate Development for IMS Health, among the world’s largest healthcare information providers (now IQVIA), following its 2011 acquisition of SDI Health, where Adam was the Chief Strategy Officer. SDI Health was a recognized leader in longitudinal patient data prior to its acquisition by IMS health in 2011. Adam’s track record at SDI included multiple strategic acquisitions that enabled the company to continuously drive growth resulting in the company, eventually becoming the third-largest pharmaceutical informatics concern in the U.S. At SDI, he patented encryption and de-identification technologies that enabled the linkage of patient databases in a HIPAA-compliant fashion to create one of the first and largest Real World Evidence platforms supporting health economics and outcomes research.  Prior to SDI, he was Senior Vice President Corporate Key Accounts for NDCHealth, one of the nation’s largest healthcare IT concerns and the nation’s second-largest pharmaceutical informatics business.  He had P&L for NDC’s wholesale data businesses, commercializing data assets to multiple industries and creating new lines of business in payer analytics, benefits administration, underwriting and consumer analytics.  Prior to NDCHealth, he was an executive with several healthcare analytics firms.  Adam received a B.A. from the University of Iowa and an M.A. from Northwestern University.

Mr. Dublin’s qualifications for membership on our board of directors is based on his perspective and experience he brings as a co-founder of MOR, and predecessor companies.

Clifford Farren has been our Chief Financial Officer since the closing of our business combination.  Prior to that time, Mr. Farren had been Chief Financial Officer of MOR since August 2020.  Prior to joining MOR, from 2017 to 2020, Mr. Farren served as Executive Vice President of Managed Health Care Associates, a U.S. based subsidiary of Roper Technologies.  Previously, he was Chief Financial Officer of the AbleTo.  From 2013 to 2016, Mr. Farren was Vice President of IMS Health (now IQVIA).  From 2009 until 2013, Clifford was Executive Vice President of QualityHealth.  From 2003 until 2008, Clifford was Chief Financial Officer and Chief Operating Officer of TargetRX.  From 2000 until 2003, Mr. Farren was Chief Financial Officer of Synavant Inc. Clifford held various positions at Dun & Bradstreet from 1985 to 2000. Clifford received a B.B.A. from St. Bonaventure University.

Edward Spaniel, Jr. has been our Executive Vice President – General Counsel and Secretary since the closing of our business combination. Mr. Spaniel previously served as the Senior Vice President, Corporate Development and General Counsel of Edmunds GovTech, an enterprise resource planning software provider within the local government sector, from September 2019 until February 2021. Prior to joining Edmunds GovTech, Ed was the Senior Vice President, Corporate Development and General Counsel of SICOM Systems, Inc., an enterprise resource planning and point of sale software provider within the restaurant technology sector, from 2016 until its sale to Global Payments in 2018. Between 2010 and 2016, Ed managed legal affairs across the Americas for SDI Health, LLC, a healthcare analytics provider, and then IMS Health (now IQVIA) after its acquisition of SDI Health in 2011. Prior to SDI Health, Ed was a corporate attorney at Blank Rome LLP in Philadelphia for 14 years, where his practice focused principally on private and public healthcare and technology companies. Ed received a B.A. from the University of Virginia and a Juris Doctor from the University of Virginia School of Law.

Max C. Wygod has served as our Chairman of the Board since our company’s formation in October 2020.  Prior to the closing of the business combination, Max co-founded MOR in 2019 and served as a Manager of MOR until February 2021. Max is a healthcare executive and investor with experience investing, acquiring, and divesting public and private growth companies at the intersection of healthcare and information technology. Max led the investment strategy for Wygod & Co. LLC, a virtual family office dedicated to private and public investments in the healthcare industry. Previously, Max served as a Vice President of Business Development at WebMD Health, where he participated in facilitating its sale to Internet Brands, a KKR portfolio company in 2017.  A seven-year veteran at WebMD, Max had various business development and operating roles that included, but are not limited to, WebMD’s strategic growth objectives through capital allocation, acquisitions, partnerships, joint ventures, commercial relationships, investments, and divestitures. Max received a B.A. from Duke University and an M.B.A. in Finance and Entrepreneurship from The Stern School at New York University.

Mr. Wygod’s qualifications for membership on our board of directors is based on his perspective and experience he brings as our co-founder, and predecessor companies.

Non-Employee Directors

Mark J. Adler, M.D. has served as a director since the closing of the business combination.  Prior to the that time, Mr. Adler was a member of WebMD’s Board of Directors from 2000 to 2017.  Since 2014, Dr. Adler has also served as Strategic Advisor to, and as a member of the Scientific Advisory Board of, Biological Dynamics, Inc., a privately held biotechnology company, and is currently the Chairman of that Scientific Advisor Board. He is also currently a director of the San Diego Cancer Research Institute. From February 2011 until February 2014, Dr. Adler served as Director of Strategic Development for UC San Diego Oncology.  Dr. Adler, an oncologist, was a co-founder of the San Diego Cancer Center and served for over 10 years as its Chief Executive Officer until February 2011. Until April 2006, Dr. Adler had served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California.

Dr. Adler’s qualifications for membership on our board of directors include:  his many years of experience as a physician and an executive of a physician practice; his involvement with early stage biotechnology companies; and his prior service as a director of public companies.

Ian G. Banwell has served as a director since the closing of the business combination. Mr. Banwell is currently the Chief Financial Officer at Hamburg Commercial Bank AG, where Mr. Banwell has worked since April 2019. Hamburg Commercial Bank AG provides banking services for higher-end medium-sized companies and financing for real estate projects.  From April 2018 to March 2019, Mr. Banwell was a Senior Managing Director at Cerebus Operations and Advisory Company LLC.  Mr. Banwell was Chief Investment Officer of Bank of America from 2000 to 2007.  He left Bank of America in 2007 to start Round Table Investment Management and was its CEO until 2015. He is currently Managing Partner of Aberdeen Enterprises, LLC, a company focused on producing and investing in a variety of intellectual property and content.  Mr. Banwell also served as a member of the U.S. Treasury’s Borrowing Advisory Committee from 2001 to 2012 and as its Chairman in 2005 and 2006.

Mr. Banwell’s qualifications for membership on our board of directors include: his experience as an investment professional; his experience managing an investment firm; and his experience as a senior executive at a large financial institution.

Jennifer Hajj, has served as a director since the closing of the business combination. Ms. Hajj has been the Head of Partnerships at Galileo Inc. since March 2019.  Galileo is a privately-held healthtech startup that enables the doctor-patient relationship.  From May 2006 to February 2019, Ms. Hajj served as a senior expert on New York State Medicaid policy and government programs across Sachs Policy Group’s (SPG) client base and led SPG’s innovation practice. Ms. Hajj joined SPG in 2006 and consulted with a diverse set of clients including hospitals, long-term care systems, physician groups, health and human service agencies, health plans, tech-enabled companies, and startups. Areas of specialization included public policy, strategic planning, program design, reimbursement, regulatory environments, technology, and implementation. Subject matter expertise included, but was not limited to:  Medicaid, DSRIP, managed care, value-based payments, behavioral health, long-term care, vulnerable populations, and social determinants of health.  In 2013, Ms. Hajj led the firm’s expansion to digital health and innovation.  She led SPG’s innovation practice and actively advised and mentored several health care startups and entrepreneurs.  Her expertise included strategy, product development, market dynamics, business development, partnerships, regulatory environments, and public policy.  Ms. Hajj received her B.A. in public health studies with departmental honors distinction from the Johns Hopkins University, her M.P.H. from Columbia University Mailman School of Public Health, and her M.B.A. from Columbia Business School.

Ms. Hajj qualifications for membership on our board of directors include: her experience as a director and advisor of other companies in various aspects of the healthcare industry; and her experience as an expert in public health and healthcare strategy.

Shahir Kassam-Adams has served as a director since the closing of the business combination. Mr. Kassam-Adams was a co-Founder and Chief Executive Officer of Universal Patient Key, which now a part of Datavant.  Mr. Kassam-Adams has been an operator or early investor in multiple healthcare technology-enabled startups and companies including Aileron Solutions, Social Safeguard, TGaS, Decision Resources Group, and Thomson Reuters Scientific & Healthcare. Since 2018, Mr. Kassam-Adams served as Chief Strategy Officer and then led corporate development. He serves on the board of directors of Pleio Inc., a leading provider of patient engagement and medication adherence programs, and on the Advisory Board of VUCA Health. VUCA Health is a gateway to patient engagement, serving as an on-demand extension of pharmacists and other healthcare providers.  Previously, Mr. Kassam-Adams various healthcare and healthcare analytic companies.  From 2007 to 2013, Mr. Kassam-Adams had several roles with Decision Resources Group, including as a member of its board of directors, President and Chief Strategy Officer.  From 2002 to 2017, Mr. Kassam-Adams served as Executive Vice President and Chief Strategy Officer of Thomson Healthcare, a Thomson Reuters company.  Shahir has an MS in Computer Science from Johns Hopkins and an MBA from Wharton.

Scott Ogur, CFA has served as a director since the closing of the business combination. Prior to the closing of the business combination, Mr. Ogur was a Director of Helix Technologies, Inc. from May 2017 to February 2021 and its Chief Financial Officer from January 2018 to February 2021.  Mr. Ogur has over 20 years of financial services experience.  From 2014 to 2017, Mr. Ogur was chief financial officer and managing director of Spruce Investment Advisors, LLC.  From 2012 to 2014, he was chief financial officer of Beacon Mortgage Corp. Prior to that, Mr. Ogur was chief financial officer of Algorithmic Trading Management, LLC, chief investment officer of Scimitar Global Ventures, and portfolio manager for J.P. Morgan.  He currently serves on the board of directors of MetricStream, a governance, risk, and compliance software company, as well as Independent Diplomat, a not-for-profit diplomatic advisory group of which he is also treasurer. Mr. Ogur holds a B.S. in Business Administration, Accounting from Bucknell University and an M.B.A. from New York University’s Stern School of Business.  Mr. Ogur is a CFA Charterholder.

We believe Mr. Ogur’s financial and accounting experience and his knowledge of our operations, bring to our board of directors important skills and qualify him to serve as one of our directors.

Stanley S. Trotman, Jr. has served as a director since the closing of the business combination. Since 2004, Mr. Trotman has been the president of Jupiter Private Equity LLC. Mr. Trotman retired in 2001 from UBS Financial Services, Inc. after its 2000 acquisition of PaineWebber Incorporated, an investment banking firm where he had been a Managing Director with the Health Care Group since 1995.  He serves as a member of the board of directors of American Shared Hospital Services, a public company that provides radio surgery services to medical centers for use in brain surgery.

Mr. Trotman’s qualifications for membership on our board of directors include: his experience as a director of other public companies, including WebMD, and private companies in various aspects of the healthcare industry; and his experience as an investment banker specializing in healthcare companies.

Alyssa F. Varadhan has served as a director since the closing of the business combination. Ms. Varadhan is currently Vice President at Delos Living, LLC, the pioneer of wellness real estate. At Delos, Ms. Varadhan focuses on capital markets initiatives, strategic partnerships, investor relations and business development opportunities across residential, hotel, commercial and technology platforms creating innovative solutions focused on health and wellness within the built environment.  She started her career at Goldman Sachs and served in various roles within the Securities Divisions from 2002 to 2018.  Ms. Varadhan was a Managing Director in Client Relationship Management and Strategy at Goldman Sachs.  Ms. Varadhan also served on the Board of Visitors for the Pratt School of Engineering at Duke University for 8 years.  Ms. Varadhan graduated from Duke University with BSc degrees in Biomedical Engineering and Electrical Engineering.

Ms. Varadhan qualifications for membership on our board of directors include:  her experience as an investment professional; her capital markets and healthcare business development professional experience; and her experience as a managing director at a large financial institution.

Kristiina Vuori, M.D., Ph.D. has served as a director since the closing of the business combination. Dr. Vuori is President of the Sanford Burnham Prebys Medical Discovery Institute (SBP), Pauline & Stanley Foster Presidential Chair, and Professor at the Institute’s National Cancer Institute (NCI)-designated Cancer Center.  As President of SBP, Dr. Vuori is responsible for the Institute’s academic and scientific activities.  Dr. Vuori was selected as a PEW Scholar in the Biomedical Sciences in 1997 (dubbed as “20 most promising scientists in America”).  She was elected to the National Academy of Inventors (NAI) in 2014. Additionally, Dr. Vuori has served in a wide variety of advisory capacities to NCI and other cancer organizations, including advisory roles for the NCI’s Developmental Therapeutics Program, Center for Strategic Scientific Initiatives, and the National Cancer Advisory Board.  Dr. Vuori has served or currently serves on Board of Directors for American Association for Cancer Research (AACR), California Breast Cancer Research Program (CBCRP), Florida Inventors Hall of Fame and WebMD. She also serves on numerous editorial boards for scientific journals, institutional scientific advisory boards, and as consultant for pharmaceutical companies.  Dr. Vuori earned her M.D. and Ph.D. degrees at University of Oulu, Finland. After completion of internship and residency, she received postdoctoral training at SBP in 1992-1995 with then-President & CEO Dr. Erkki Ruoslahti. Dr. Vuori was appointed to faculty in 1996.  She was appointed Deputy Director of the Institute’s NCI-designated Cancer Center in 2003, and served as Director of the Cancer Center in 2005-2013.  She served as Executive Vice President for Scientific Affairs in 2008- 2010, and she has been President of the Institute since 2010.  Additionally, she served as an interim CEO from 2013 to 2014.

Dr. Vuori’s qualifications for membership on our board of directors include: her many years of experience as a physician and an executive of a prestigious medical institutions; her involvement with early stage biotechnology and medical companies; and her prior service as a director of public companies.

Martin J. Wygod has served as a director since our formation in October 2020. Mr. Wygod previously served as a Manager of MOR from August 2019 until February 2021. Mr. Wygod served as Executive Chairman of WebMD Health Corp from May 2005 to September 2017, when WebMD was sold for $2.8 billion to Internet Brands, a KKR portfolio company.  Mr. Wygod also served as Chairman of the Board of HLTH Corporation from March 2001 to October 2009 when the merger of HLTH Corporation and WebMD Health Corporation was completed. Mr. Wygod has been the founder, director or executive officer of several other successful public companies including, but not limited to, Medco Containment Services, Porex Technologies, Medical Marketing Group, Emdeon and CareInsite.  Mr. Wygod is also engaged in the business of racing and breeding thoroughbred horses.

Mr. Wygod’s qualifications for membership on our board of directors include his prior service as a director of MOR, and his predecessor companies and as an executive officer and director of other companies in the healthcare industry.

Family Relationships

Max Wygod is the son of Martin Wygod.

Board Composition and Election of Directors

Our board of directors currently consists of 12 members, Mr. Max Wygod, our Chairman, Dr. Adler, Mr. Banwell, Mr. Barton, Mr. Dublin, Ms. Hajj, Mr. Kassam-Adams, Mr. Ogur, Mr.Trotman, Ms. Varadhan, Dr. Vuori and Mr. Martin Wygod.  In accordance with our certificate of incorporation and bylaws, our board of directors is divided into three classes with staggered, three-year terms.  At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.  Our directors are divided among the three classes as follows:

•
the Class I directors are Mr. Martin Wygod, Mr. Ogur, Mr. Trotman and Dr. Vuori and their term will expire at our first annual meeting of stockholders following the closing of the business combination;

•
the Class II directors are Mr. Barton, Mr. Kassam-Adams, Dr. Adler and Ms. Hajj, and their terms will expire at our second annual meeting of stockholders following the closing of the business combination; and

•
the Class III directors are Mr. Max Wygod, Mr. Banwell, Mr. Dublin and Ms. Varadhan, and their terms will expire at the third annual meeting of stockholders following the closing of the business combination.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

Role of our Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of its risk management process.  Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight.  In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.  Our audit committee monitors compliance with legal and regulatory requirements.  Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct.  Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk taking.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Director Nominations

Our board of directors as a whole will consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess.  In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Board Committees

Our board of directors has three standing committees – audit, compensation and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors. A copy of each committee’s charter is available under the Corporate Governance section of the Forian website at www.forian.com.  The reference to the Forian website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Audit Committee

The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	meeting independently with our internal auditing staff, if any, registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

The members of our audit committee are Mr. Banwell, Mr. Trotman and Mr. Kassam-Adams.  Mr. Banwell serves as the chairperson of the committee. All members of the audit committee meet the requirements for financial literacy under the applicable Nasdaq rules. Our board of directors has determined that each of Mr. Banwell, Mr. Trotman, and Mr. Kassam-Adams meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable Nasdaq rules.  Our board of directors has determined that each of Mr. Banwell, Mr. Trotman, and Mr. Kassam-Adams is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules.

Compensation Committee

The compensation committee’s responsibilities include:

•	reviewing and approving, or recommending for approval by our board of directors, the compensation of the Chief Executive Officer and other executive officers;

•	overseeing and administering cash and equity incentive plans;

•	reviewing and making recommendations to our board of directors with respect to director compensation; and

•	preparing the annual compensation committee report required by SEC rules, to the extent required.

The members of our compensation committee are Dr. Adler, Mr. Banwell, Mr. Trotman and Dr. Vuori.  Mr. Trotman serves as the chairperson of the committee.  Our board of directors has determined that each of Dr. Adler, Mr. Banwell, Mr. Trotman and Dr. Vuori is independent under the applicable Nasdaq rules, including the Nasdaq rules specific to membership on the compensation committee, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;

•
developing and recommending to our board of directors corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to the our corporate governance guidelines from time to time; and

•	overseeing a periodic evaluation of our board of directors.

The members of our nominating and corporate governance committee are Mr. Kassam-Adams, Ms. Hajj, and Ms. Varadhan.  Mr. Kassam-Adams serves as the chairperson of the committee. Our board of directors has determined that Mr. Kassam-Adams, Ms. Hajj and Ms. Varadhan are independent under the applicable Nasdaq rules.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has been our current or former officer or employee.  None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the last completed fiscal year.

Code of Ethics and Code of Conduct

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), advisors and consultants.  Our Code of Business Conduct and Ethics is available under the Corporate Governance section of our website at www.forian.com.  In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.  The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past 10 years relating to bankruptcy, insolvency or criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2019 and 2020, our “named executive officers” and their positions were:

•	Max Wygod, Executive Chairman

•	Adam Dublin, Chief Strategy Officer and Director

•	Dan Barton, Chief Executive Officer and Director

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2019 and 2020. The numbers below only represent compensation since MOR’s founding in May 2019 through December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Max Wygod Executive Chairman and Co-Founder	2020	46,875	—	8,864	—	55,739
	2019	—	—	—	—	—

Adam Dublin Chief Strategy Officer and Co-Founder	2020	80,199	—	8,864	33,500	122,563
	2019	12,500	—	—	—	12,500

Dan Barton Chief Executive Officer	2020	309,577	87,500	5,145	—	314,722
	2019	41,667	20,625	5,661	—	67,953

(1)	Amounts reflect the full grant date fair value of profits interests granted, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual.

(2)	Represents commissions earned in 2020.

Bonuses

Mr. Barton received a cash bonus of $20,625 for services provided in 2019. No other named executive officers participated in an annual cash bonus program or received bonuses for 2019.

Mr. Barton, Mr. Dublin and Mr. Wygod participated in an annual cash bonus program for 2020. Mr. Barton received a cash bonus of $87,500 for services provided in 2020. Mr. Dublin and Mr. Wygod did not receive a bonus.

Outstanding Equity Awards

The following table provides information relating to outstanding equity awards held by the named executive officers as of December 31, 2020. The equity awards set forth below were issued by MOR. In connection with the business combination transactions, the unvested awards were converted into shares of restricted stock of Forian which vest in accordance with vesting schedule applicable to such award.

	Forian Stock Awards
Name	Number of shares that have not vested (#)	Market value of shares that have not vested ($)	Equity incentive plan awards: Number of shares that have not vested (#)		Equity incentive plan awards: Market value of shares that have not vested ($)
Max Wygod	—	—	257,059	(1)	6,032
Adam Dublin	—	—	257,059	(2)	6,032
Dan Barton	—	—	299,893	(3)	6,482

(1)	On August 31, 2020, Mr. Wygod was granted 474,571 shares of restricted stock that vested 43% on the grant date and the remainder vests equally over the sixteen months following the grant date.
(2)	On August 31, 2020, Mr. Dublin was granted 474,571 shares of restricted stock that vested 43% on the grant date and the remainder vests equally over the sixteen months following the grant date.
(3)	On August 30, 2019, Mr. Barton was granted 315,236 shares of restricted stock that vested 25% on the grant date anniversary and the remainder vests equally over the following 36 months.

Employment Agreements

As described below, the offer letters entered into with Mr. Wygod and Mr. Dublin and the employment agreement with Mr. Barton contain grants of profits interest in MOR.  In connection with the closing of the business combination transactions those profits interests were converted into shares of restricted stock of Forian.

Max Wygod Offer Letter

On March 25, 2020, we entered into an offer letter with Mr. Wygod setting forth the terms of his employment as President of MOR (now executive Chairman of Forian). Pursuant to the offer letter, Mr. Wygod is entitled to an annual base salary of $75,000, which amount is subject to annual review by and at the sole discretion of our board of directors. Mr. Wygod is eligible to receive commissions based on a commission plan to be adopted by our board of directors or our compensation committee. Mr. Wygod also received a grant of 307,963 units of profits interest in MOR, of which 12.5% on the grant date and the remaining 87.5% vest in twenty-one consecutive equal monthly installments.

The offer letter has a term commencing on the date thereof and continuing until terminated (i) upon death of the employee; (ii) upon disability; (iii) for cause; (iv) with good reason or without cause; or (v) voluntarily. The offer letter also contains, among other things, the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) paid vacation leave; and (iii) health benefits.

Adam Dublin Offer Letter

On March 25, 2020, we entered into an offer letter with Mr. Dublin setting forth the terms of his employment as Chief Executive Officer of MOR (now Chief Strategy Officer of Forian). Pursuant to the offer letter, Mr. Dublin is entitled to an annual base salary of $75,000, which amount is subject to annual review by and at the sole discretion of our board of directors. Mr. Dublin is eligible to receive commissions based on a commission plan to be adopted by our board of directors or our compensation committee. Mr. Dublin also received a grant of 307,963 units of profits interest in MOR, of which 12.5% on the grant date and the remaining 87.5% vest in twenty-one consecutive equal monthly installments.

The offer letter has a term commencing on the date thereof and continuing until terminated (i) upon death of the employee (ii) upon disability; (iii) for cause; (iv) with good reason or without cause; or (v) voluntarily. The offer letter also contains, among other things, the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) paid vacation leave; and (iii) health benefits.

Dan Barton Employment Agreement

On August 1, 2019, we entered into an employment agreement with Mr. Barton setting forth the terms of his employment as our Chief Executive Officer. Pursuant to the agreement, Mr. Barton is entitled to an annual base salary of $250,000, which amount is subject to annual review by and at the sole discretion of our board of directors or our compensation committee. Mr. Barton is eligible to receive an annual cash bonus equal to or exceeding 35% of his base salary, provided that he achieves performance targets determined by our board of directors or our compensation committee. Mr. Barton also received a grant of profits interest in MOR equal to 4% of outstanding units of MOR.

The employment agreement has a term commencing on the date thereof and continuing until terminated (i) upon death of the employee; (ii) upon disability; (iii) for cause; (iv) with good reason or without cause; or (v) voluntarily. The employment agreement also contains, among other things, the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) paid vacation leave; (iii) health benefits; and (iv) a severance payment equal to twelve (12) months of base salary and any cash bonus earned but unpaid upon termination by Mr. Barton for Good Reason or by us without Cause (as defined in the agreement), with restrictive covenants applicable for a corresponding period after termination.

Edward Spaniel, Jr. Employment Agreement.

On March 1, 2021, Forian entered into an employment agreement with Mr. Spaniel setting forth the terms of his employment as our Executive Vice President, General Counsel and Secretary. Pursuant to the employment agreement, Mr. Spaniel is entitled to an annual base salary of $300,000, which amount is subject to annual review by and at the sole discretion of our board of directors or our compensation committee. Mr. Spaniel is eligible to receive an annual cash bonus equal to or exceeding 30% of his base salary, provided that he achieves performance targets determined by our board of directors or our compensation committee. Under the employment agreement, Mr. Spaniel also received a grant of 100,000 restricted stock units, which vest in four equal annual installments beginning on March 1, 2022, and 385,000 non-qualified stock options to purchase common stock of the Company with an exercise price equal to the fair market value of our common stock on the grant date, which vests twenty-five percent (25%) on March 1, 2022 and seventy-five percent (75%) shall vest in thirty-six (36) equal monthly installments thereafter.

The employment agreement has a term commencing on the date thereof and continuing until terminated (i) upon death of the employee; (ii) upon disability; (iii) for cause; (iv) with good reason or without cause; or (v) voluntarily. The employment agreement also contains, among other things, the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) paid vacation leave; (iii) health benefits; and (iv) a severance payment equal to twelve (12) months of base salary and any cash bonus earned but unpaid upon termination by Mr. Spaniel for Good Reason or by us without Cause (as defined in the agreement), with restrictive covenants applicable for a corresponding period after termination.

Director Compensation

Directors who are also our employees will not receive compensation for their service on our board of directors. Forian’s non-employee directors will receive equity compensation for their service on our board of directors.

Upon completion of the business combination, the newly appointed independent directors were granted 5,000 RSUs each that will vest 25% annually beginning on the first anniversary of the closing of the business combination and each director was granted options to purchase 15,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the grant date, such options will vest 25% annually beginning on the first anniversary of the closing of the business combination.

The Forian board will periodically review the director compensation program and may revise the compensation arrangements for Forian directors from time to time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of Forian common stock as of March 29, 2021 by:

•	each of our named executive officers;
•	each of our directors;
•	all of our executive officers and directors as a group; and
•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power.

Percentage ownership of Forian common stock is based on 31,351,265 shares of common stock on March 29, 2021.

In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to the exercise of options, warrants or other rights held by such person that are currently exercisable or exercisable within 60 days of, March 29, 2021, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless noted otherwise, the address of all listed stockholders is 41 University Drive, Suite 400 Newtown, Pennsylvania 18940. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage Of Class
Mark J. Adler, M.D.	23,757	*
Ian G. Banwell(1)	99,784	*
Daniel Barton (2)	747,080	2.4%
Adam Dublin (3)	2,321,027	7.4%
Clifford Farren (4)	148,256	*
Jennifer Hajj	—
Shahir Kassam-Adams	118,840	*
Scott Ogur(5)	465,000	1.5%
Edward Spaniel, Jr.(6)	2,396,005	7.6%
Stanley S. Trotman, Jr.	59,844	*
Alyssa Varadhan	—
Kristiina Vuori	23,757	*
Martin J. Wygod	1,917,926	6.1%
Max C. Wygod(7)	1,031,392	3.3%
Directors and Officers as a group (14 individuals)	9,352,668	29.8%
Beneficial Owners of more than 5% of our common stock:
Phyllis Dublin(8)	1,822,699	5.8%
Anthony Vuolo(9)	4,015,795	12.8%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Includes 99,784 shares held by Mr. Banwell’s spouse.
(2)	Includes 413,338 shares of restricted stock over which Mr. Barton has voting power.
(3)	Includes 298,980 shares of restricted stock over which Mr. Dublin has voting power.
(4)	Includes 124,499 shares of restricted stock over which Mr. Farren has voting power.
(5)	Includes (i) 450,000 shares held by directly by Mr. Ogur and (ii) 15,000 options to purchase shares of Forian common stock, exercisable within 60 days hereof.
(6)
Includes (i) 1,822,699 shares held by The Adam H. Dublin 2019 Family Trust of which Mr. Spaniel is co-trustee and has joint investment and dispositive power and Mr. Spaniel disclaims beneficial ownership of these shares and (ii) 573,306 shares held directly by Mr. Spaniel.

(7)	Includes 298,980 shares of restricted stock over which Mr. Wygod has voting power.
(8)	These shares are held by The Adam H. Dublin 2019 Family Trust of which Ms. Dublin is co-trustee and has joint investment and dispositive power.
(9)
Includes (i) 3,645,399 shares held by the Max Wygod Dynasty Trust of which Mr. Vuolo is trustee and has sole investment and dispositive power and Mr. Vuolo disclaims beneficial ownership of these shares and (ii) 370,396 shares held directly by Mr. Vuolo.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The following includes a summary of transactions to which Forian has been a party in which the amount involved exceeded or will exceed $120,000, and in which any of the Forian directors, executive officers or, to Forian’s knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 11 of this Annual Report on Form 10-K. We also describe below certain other transactions with our directors, executive officers and stockholders.

On May 6, 2019, MOR entered into an arrangement with family trusts controlled by Max Wygod and Martin Wygod to issue two separate promissory notes (“Wygod Note” or “Wygod Notes”) entitling MOR to secure up to $100,000 per Wygod Note to fund operations. The Wygod Notes had no interest rate and were due on the sooner to occur of the initial closing of MOR’s Series S Preferred Unit financing or December 31, 2020. In March 2020, in connection with MOR’s Series S Preferred Unit financing, the aggregate outstanding balance of the Wygod Notes, or $184,300, was converted, at the option of the holders, into 295,501 shares of Forian common stock.

Adam Dublin, the Chief Strategy Officer of Forian, was previously a consultant for a current vendor of MOR. The contract with the vendor terminated on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to his consulting agreement, Mr. Dublin received payments from the vendor for 2020 and 2019 of $302,000 and $352,500, respectively.

Scott Ogur, a member of Forian’s board of directors, entered into a Special Advisor Agreement, dated January 26, 2021 (the “Advisor Agreement”), with Forian, pursuant to which Mr. Ogur will provide certain advisory services in addition to his board service. Pursuant to the Advisor Agreement, Mr. Ogur will receive a $22,500 per month advisory fee and a one-time grant of stock options to purchase 400,000 shares of Forian common stock that vest over four years, and a potential performance fee of up to 20% of the annualized advisory fee.

Related Party Transactions Policy

We have adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, the audit committee is responsible for reviewing and approving related party transactions. The policy applies to transactions, arrangements and relationships (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the aggregate amount involved will, or may be expected to, exceed $120,000 with respect to any fiscal year, and in which we (or one of our subsidiaries) are a participant and in which a related party has or will have a direct or indirect material interest. In the course of reviewing potential related party transactions, the audit committee will consider the nature of the related party’s interest in the transaction; the presence of standard prices, rates or charges or terms otherwise consistent with arms-length dealings with unrelated third parties; the materiality of the transaction to each party; the reasons for us entering into the transaction with the related party; the potential effect of the transaction on the status of a director as an independent, outside or disinterested director or committee member; and any other factors the audit committee may deem relevant.

Director Independence

Nasdaq listing rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in their capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

Forian’s board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board has determined that Mark Adler, Ian Banwell, Jennifer Hajj, Shahir Kassam-Adams, Stanley Trotman, Alyssa Varadhan and Kristiina Vuori qualify as “independent directors” as defined by the Nasdaq listing rules. Daniel Barton, Adam Dublin, Scott Ogur, Martin Wygod and Max Wygod are not independent. Our Forian board of directors also determined that each of the directors currently serving on the audit committee (i.e. Ian Banwell, Shahir Kassam-Adams and Stanley Trotman) and the compensation committee (i.e. Mark Adler, Ian Banwell, Stanley Trotman and Kristiina Vuori) satisfy the independence standards for audit committees and compensation committees, as applicable, established by SEC and Nasdaq listing rules.

Item 14.	Principal Accountant’s Fees and Services

The following table sets forth the aggregate fees billed by Marcum LLP as described below:

	2020	2019
Audit Fees	134,621	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	134,621	-

Audit Fees: Audit fees consist of fees billed for professional services performed by Marcum LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements and related services that are normally provided in connection with registration statements.

There were no other fees incurred by the Company with Marcum in the fiscal years ended December 31, 2020 and 2019.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2020, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 16, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC (incorporated by reference to Appendix A of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

2.2
Amendment to Agreement and Plan of Merger dated December 30, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

2.3	Equity Interest Contribution Agreement (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).
3.1
Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

3.2
Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

4.1*	Description of Registrant’s Securities.
10.1+
Forian Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

10.2
License Agreement, dated June 30, 2019 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv) (incorporated by reference to Exhibit 10.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

10.3+*	Offer Letter, dated March 25, 2020, by and between MOR and Max Wygod.
10.4+*	Offer Letter, dated March 25, 2020, by and between MOR and Adam Dublin.
10.5+*	Employment Agreement, dated August 1, 2019, by and between MOR and Daniel Barton.
10.6+*	Employment Agreement, dated March 1, 2021, by and between the Registrant and Edward Spaniel, Jr.
10.7+*	Special Advisor Agreement, dated January 26, 2021, by and between the Registrant and Scott Ogur.
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).
10.9+	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 filed with the SEC on March 5, 2021).
10.10+	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of Helix’s Form 8-K filed with the SEC on June 5, 2018).
10.11
Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (incorporated by reference to Exhibit 10.42 of Helix’s Annual Report on Form 10-K filed with the SEC on March 29, 2019).

23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed with this Annual Report on Form 10‑K.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Daniel Barton	Chief Executive Officer and Director
Daniel Barton	(Principal Executive Officer)

/s/ Clifford A. Farren	Chief Financial Officer
Clifford A. Farren	(Principal Financial Officer and Principal Accounting Officer)

/s/ Max Wygod	Executive Chairman
Max Wygod

/s/ Mark J. Adler	Director
Mark J. Adler, M.D.

/s/ Ian G. Banwell	Director
Ian G. Banwell

/s/ Adam Dublin	Director and Chief Strategy Officer
Adam Dublin

/s/ Jennifer Hajj	Director
Jennifer Hajj

/s/ Shahir Kassam-Adams	Director
Shahir Kassam-Adams

/s/ Scott Ogur	Director
Scott Ogur

/s/ Stanley S. Trotman, Jr.	Director
Stanley S. Trotman, Jr.

/s/ Alyssa F. Varadhan	Director
Alyssa F. Varadhan

/s/ Kristiina Vuori	Director
Kristiina Vuori, M.D., Ph.D.

/s/ Martin Wygod	Director
Martin Wygod