Form 10-Q
period 2021-03-31
Forian Inc.
filed 2021-05-17
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒

As of May 13, 2021, there were 32,543,008 shares outstanding of the registrant’s common stock including shares of unvested restricted stock.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

Item 1.	Financial Statements and Supplementary Data

	March, 31	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,595,747	$665,463
Marketable securities	7,504,000	11,501,844
Accounts receivable, net	501,427	22,996
Contract assets	426,954	196,701
Prepaid expenses	584,862	120,979
Other receivable	450,000	—
Total current assets	12,062,990	12,507,983

Property and equipment, net	246,247	46,358
Intangible assets, net	10,731,127	—
Goodwill	9,016,886	—
Deposits and other assets	1,327,651	—
Total assets	$33,384,901	$12,554,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,951,803	647,601
Accrued expenses	2,637,442	480,741
Notes payable, current portion	20,119	—
Warrant liability	624,088	—
Deferred revenues	671,184	158,884
Total current liabilities	5,904,636	1,287,226

Long-term liabilities:
Other long-term liabilities	724,587	—
Total long-term liabilities	724,587	—

Total liabilities	6,629,223	1,287,226

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 29,824,424 issued and outstanding as of March 31, 2021 and 21,233,039 issued and outstanding as of December 31, 2020	29,824	21,233
Additional paid-in capital	37,510,532	17,514,907
Accumulated other comprehensive loss	(24,006)	—
Accumulated deficit	(10,760,672)	(6,269,025)
Total stockholders’ equity	26,755,678	11,267,115
Total liabilities and stockholders’ equity	$33,384,901	$12,554,341

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31,
	2021	2020
	Unaudited	Unaudited
Revenues:
Information and Software	$1,408,978	$66,667
Services	96,311	—
Other	115,320	—
Total revenues	1,620,609	66,667

Costs and Expenses:
Cost of revenue	457,886	—
Research and development	1,497,838	388,993
Sales and marketing	598,975	55,066
General and administrative	2,784,562	302,253
Depreciation and amortization	187,584	454
Transaction related expenses	1,210,279	—
Total costs and expenses	6,737,124	746,766

Loss From Operations	(5,116,515)	(680,099)

Other Income (Expense):
Change in fair value of warrant liability	623,627	—
Interest and investment income, net	1,241	4,963
Total other income, net	624,868	4,963

Net loss before income taxes	(4,491,647)	(675,136)
Income tax expense	—	—

Net Loss	$(4,491,647)	$(675,136)

Other comprehensive loss:
Changes in foreign currency translation adjustment	(24,006)	—
Total other comprehensive loss	$(24,006)	$—
Total comprehensive loss	$(4,515,653)	$(675,136)

Basic and diluted net loss per common share	$(0.19)	$(0.08)
Weighted-average shares outstanding:	24,033,512	8,213,527

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2020		$—	21,233,039	$21,233	$17,514,907	—	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition			8,408,383	8,408	18,446,376			18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock			172,835	173	2,570			2,743
Forian shares issued upon exercise of MOR Class B options			10,167	10	292,820			292,830
Net loss							(4,491,647)	(4,491,647)
Stock based compensation expense					863,883			863,883
Issuance of common stock warrants					389,976			389,976
Foreign currency translation						(24,006)		(24,006)
Balance at March 31, 2021	—	$—	29,824,424	$29,824	$37,510,532	$(24,006)	$(10,760,672)	$26,755,678

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2019		$—	7,713,528	$7,714	$1,000,097	—	$(1,288,842)	$(281,031)
Issuance of MOR Series S Units in March 2020			5,316,284	5,316	3,310,384			3,315,700
Conversion of Promissory notes for MOR Series S Units in March 2020			295,501	296	184,005			184,300
Vested MOR Class B Profit Interest Units			329,438	329	4,899			5,228
Net loss							(675,136)	(675,136)
Balance at March 31, 2020	—	$—	13,654,750	$13,655	$4,499,384	$—	$(1,963,978)	$2,549,061

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31,
	2021	2020
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,491,647)	$(675,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,584	454
Realized and unrealized gain on marketable securities	(2,156)	(4,951)
Provision for doubtful accounts	14,632	—
Stock-based compensation expense	863,883	5,228
Change in fair value of warrant liability	(623,627)	—
Non-cash transaction expenses	389,976	—
Change in operating assets and liabilities:
Accounts receivable	(4,610)	(200,000)
Contract assets	33,502	—
Prepaid expenses	(235,486)	(84,007)
Right of use assets and lease liabilities, net	(8,657)	—
Deposits and other assets	(301,208)	—
Accounts payable and accrued expense	717,632	166,361
Deferred revenues	(124,610)	333,333
Other long-term liabilities	(2)	—
Net cash used in operating activities	(3,584,794)	(458,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(64,041)	(2,350)
Purchase of marketable securities	—	(2,888,648)
Sale of marketable securities	4,000,000	569,452
Cash acquired as part of business combination	1,310,977	—
Net cash provided by (used in) investing activities	5,246,936	(2,321,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of MOR Series S units	—	3,315,700
Proceeds from exercise of MOR Class B options	292,830	—
Payments on notes payable and financing arrangements	(682)	—
Net cash provided by financing activities	292,148	3,315,700

Effect of foreign exchange rate changes on cash	(24,006)	—

Net change in cash	1,930,284	535,436

Cash and cash equivalents, beginning of period	665,463	494

Cash and cash equivalents, end of period	$2,595,747	$535,930

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest and taxes	$724	$—
Conversion of promissory notes to Series S units	$—	$184,300
Non-cash consideration for Helix acquisition	$18,454,784	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Forian Inc.
Notes to Condensed Consolidated Financial Statements

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”), was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the Business Combination (as defined below). All activity of the Company through March 2, 2021 relates only to MOR. MOR was established on May 6, 2019 in Delaware. MOR Analytics, LLC and COR Analytics, LLC are wholly owned subsidiaries of MOR. The Company provides innovative software solutions, proprietary data and predictive analytics to optimize the operational, clinical and financial performance of its customers within the healthcare and cannabis industries. The Company’s mission is to provide its customers with the best-in-class critical technology services through a single integrated platform that enables its customers to operate their businesses more safely, efficiently and profitably and to serve its customers and its customers’ stakeholders and constituencies more comprehensively. The Company represents the unique convergence of proprietary healthcare and consumer data, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries it serves.

On March 2, 2021 (the “Merger Closing Date”), pursuant to the Agreement and Plan of Merger, dated as of October 16, 2020, as amended by Amendment to Agreement and Plan of Merger, dated as of December 30, 2020, as further amended by Amendment No. 2 to Agreement and Plan of Merger, dated February 9, 2021 (together, the “Merger Agreement”), by and among Helix Technologies, Inc. (“Helix”), the Company and DNA Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub merged with and into Helix, with Helix being the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). Each share of Helix common stock was exchanged for 0.05 shares of Company common stock in the Merger. Helix provides tracking and point of sale technology, analytics solutions and other products to customers within each vertical of the cannabis industry to help them improve the performance of their business.

Immediately prior to the Merger Closing Date, pursuant to the Equity Interest Contribution Agreement, dated March 2, 2021 (the “Contribution Agreement”), by and among the Company, MOR and each equity holder of MOR, such equity holders contributed their interests in MOR to the Company in exchange for shares of Company common stock (the “Contribution” and, together with the Merger, the “Business Combination”). Upon the closing of the Contribution, MOR became a wholly owned subsidiary of the Company. Each unit of MOR was exchanged for 1.7776 shares of Company common stock in the Merger, subject to adjustments pursuant to the Contribution Agreement.

Pursuant to the Merger Agreement, while the Company is the legal acquirer, the Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”). As such, MOR is deemed to be the accounting acquirer for financial reporting purposes.

Note 2	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Resolution S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of March 31, 2021. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021.

The Contribution was completed on March 2, 2021 and the combination of MOR and Forian was accounted for as a transaction between entities under common control pursuant to ASC 805-50. Accordingly, the combination of Forian and MOR results in a change in reporting entity and the financial statements are presented as though the combination of Forian and MOR occurred as of the beginning of the periods presented. Additionally, the results of Helix are included in the accompanying condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date, through the 29-day period ended March 31, 2021.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Boss Security Solutions, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, Engeni LLC (including Engeni S.A., which is 99% owned by Engeni LLC) and Green Tree International, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements only for the 29-day period ended March 31, 2021.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in related notes to the financial statements. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $280,176 and $0 at March 31, 2021 and December 31, 2020, respectively.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Long-Lived Assets, Including Definite Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of customer relationships, software technology and trade names. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

The impairment model prescribes a two-step method for determining goodwill impairment. However, an entity is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary.

The qualitative factors considered by Forian may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. In the first step, the Company determines the fair value of its reporting unit using a discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, the Company then performs the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge is recognized when the implied fair value of the Company’s goodwill is less than its carrying amount. No impairment losses have been recognized during the periods presented.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606 - Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. ASC 606-10-32-32 requires the determination of the price at which the Company would sell individual products or services to a customer. The Company does not always have sufficient data or experience related to the terms and pricing for products and services when components are sold on a standalone basis. In instances where insufficient data exists, the Company recognizes the contractual fees ratably over the term of the arrangement. In instances where a customer has limited operating history or the customer has recently been formed, management may determine that it is prudent to recognize only the first year’s fees ratably over the first year of the term, more often than not resulting in the recognition of a lower amount of revenue during the first year. Performance obligations that are distinct and remain undelivered would not be recognized until the end of the contract provided that the consideration is guaranteed. No significant judgements affect the determination of the amount and timing of revenue.

The Company generates revenue from three categories of product offerings: Information and Software, Services and Other.

In 2020, the revenue generated by the Company was exclusively from Information and Software relating to MOR. In 2021, the Company also began to recognize Information and Software, Services and Other revenues related to its acquisition of Helix on March 2, 2021.

In most Information and Software contracts, payments are scheduled throughout the term and the contract may include one or more of the following performance obligations: (i) the provision of historical and/or current information as agreed upon, (ii) access to the information through a hosting provider, (iii) access to and use of software products (iv) installation and training and (v) access to the Company’s analytical team throughout the term of the agreement, as agreed upon.

Information and Software contracts do not always have distinct pricing assigned to each performance obligation; rather, the price is bundled and the total bundled pricing is invoiced throughout the term of the agreement, with the exception of contracts for software products which provide separate pricing for implementation and training of such products.

The Company recognizes revenue resulting from Information and Software pursuant to agreements under which the Company receives payments for providing the customer access to its products over the contract period. The Company satisfies its performance obligations throughout the term of the contract. Any payments received prior to satisfying performance obligations are deferred and recognized as the performance obligations are satisfied. There are no variable considerations or financing component under such contracts. Prices are typically fixed, but certain contracts can also include royalties in excess of fixed fees. There were $62,500 of royalties in excess of fixed fees for the three months ended March 31, 2021. Invoicing under contracts is set forth in an invoicing schedule as part of the contract and payments are typically due within 30 days.

Services Revenue are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract. In the event that a contract does not specifically allocate revenue to the satisfaction of specific performance obligations or milestones, the purchase price of the contracts is allocated based on the percentage of time spent, or expected to be spent, to meet each performance obligation. Initial customization of the software to meet state specific requirements and the training to appropriately utilize the software are generally recognized upon completion of the customization and acceptance by the state agency. Support and service revenues are then recognized over a predetermined period of time as defined in the contract. Contract renewals may include an annual service fee that is recognized over the time period defined in the contract.

Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

Contract acquisition costs, which consist of sales commissions paid or payable, is considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. $8,298 and $53,784 of such costs were capitalized as of March 31, 2021 and December 31, 2020, respectively. There are no significant judgements affecting the determination of the amount and timing of the related revenue.

In the event the Company has not satisfied all performance obligations on its contracts with customers, any amounts of unbilled revenue or excess costs are recorded as contract assets and contract liabilities.

Contract assets result when the cumulative revenue recognized exceeds the cumulative invoicing under a contract. The value of the differential is reflected in Contract assets and represents the value of the revenue that was not billed to customers as of the balance sheet date.

Contract liabilities (“Deferred Revenue”) result when cumulative receipts under a contract for the same performance obligation exceeds the total revenue recognition and such excess is reflected in Deferred Revenue and represents the value of the performance obligations to be satisfied after March 31, 2021.

The following are the contract balances as of and for the three months ended March 31, 2021:

Contract assets
Balance at January 1, 2021	$196,701
Contract assets acquired from Helix	263,755
Add: Revenue recognized from related contract assets	218,333
Less: Contract acquisition costs amortized during the three months ended March 31, 2021	(45,486)
Less: Payments received during the three months ended March 31, 2021	(206,349)
Balance at March 31, 2021	$426,954

Contract liabilities (Deferred Revenue)
Balance at January 1, 2021	$158,884
Contract liabilities assumed from Helix	636,910
Add: Payments received during the three months ended March 31, 2021	378,533
Less: Revenue recognized during the three months ended March 31, 2021	(503,143)
Balance at March 31, 2021	$671,184

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

Customer Concentration

For the three months ended March 31, 2021, the Company had a single customer that accounted for $237,500 of revenue, which represented 15% of revenues generated from customer sales. The Company believes that this customer is ultimately replaceable, and any disruption associated with this customer would only have a short-term impact on the business. The contract assets balance for this customer at March 31, 2021 was $125,000.

Concentration of Vendors

The Company has licensed certain information assets from a third party as a key input to certain of the Company’s Information and Software Products. Licensing fees to this vendor represented 29% and 43% of the Company’s operating expenses for the three months ended March 31, 2021 and 2020, respectively. This vendor is critical to the business. The Company believes that while this vendor is ultimately replaceable, any disruption associated with this vendor could have a material short-term impact on the business.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 3 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three months ended March 31, 2021 and 2020.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Application development stage costs were not material for the Company. Product development costs are primarily personnel related to activities for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs are expensed as incurred. The company capitalized software development costs of $50,228 and $0, respectively, for the three months ended March 31, 2021 and 2020.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $4,935 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Foreign Currency

The local currency is the functional currency for one entity’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in net loss for the period.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At March 31, 2021, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 13 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three months ended March 31, 2021 and 2020, the diluted loss per share is the same as basic loss per share for the periods presented.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. Stock options represent the right to purchase the Company’s common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of our common stock. Restricted stock units represent the right to receive shares of our common stock on future specified dates. Stock options, restricted stock awards and units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and units is based on the underlying grant date fair value of the Company’s common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations.

Income Taxes

MOR was organized as an LLC and became a wholly owned subsidiary of the Company upon completion of the Merger with Helix on March 2, 2021. As a result, the Company was treated as a partnership for federal and state income tax purposes through March 2, 2021. Accordingly, the Company’s taxable income, deductions, assets and liabilities are reported by the members on their respective income tax returns. Therefore, no provision for federal or state income tax has been made by the Company for all business activity from its inception through March 2, 2021.

After March 2, 2021, the Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has an incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the period since March 2, 2021.

Tax contingencies are recorded, if needed, to address potential exposure involving tax positions the Company has taken that could be challenged by tax authorities. These potential exposures could result from applications of various statutes, rules, regulations and interpretations. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	BUSINESS COMBINATION

On March 2, 2021, pursuant to the Merger and the Merger Agreement, Forian acquired 100% of the issued and outstanding capital stock, options and warrants of Helix.

The total purchase consideration for the Merger was $18,454,784. The purchase consideration is equal to the product of (i) the total outstanding Helix common shares and common share equivalents for in the money warrants to purchase Helix common stock and vested stock options multiplied by the merger exchange ratio of 0.05 shares of Company common stock for 1 share of Helix common stock and (ii) $2.158 per share which represented the fair value of Company common stock on the acquisition date.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Merger. These values are subject to change as the Company completes its determination of the fair value of assets acquired and liabilities assumed.

The following table summarizes the preliminary purchase price allocations relating to the Merger:

Total purchase price	$18,454,784

Assets acquired:
Cash	1,310,977
Accounts receivable, net	488,453
Prepaid expenses and other current assets	228,397
Contract assets	263,755
Other receivables	450,000
Property and equipment, net	146,559
Software Technology	5,279,000
Trade Names and Trademarks	386,000
Customer Relationships	5,243,000
Deposits and other assets	1,083,266
Total assets acquired	$14,879,407

Liabilities assumed:
Accounts payable and accrued liabilities	$2,755,341
Deferred revenues	636,910
Warrant liability	1,247,715
Notes payable and financing arrangements	20,801
Other long-term liabilities	780,742
Total liabilities assumed	$5,441,509
Estimated fair value of net assets acquired:	$9,437,898

Goodwill	$9,016,886

The preliminary estimates for useful lives of the identified intangibles are 8 years for Trade Names and Trademarks, 5 years for Customer Relationships and 2 and 7 years for Software Technology Intangibles with a weighted average useful life of 5.47 years.

Transaction costs incurred in connection with this business combination amounted to approximately $1,210,279 during the three months ended March 31, 2021.

Unaudited Pro Forma Results

Helix contributed revenues of $1,046,773 and income from operations of $37,484 for the period March 3, 2021 through March 31, 2021 included in the Company’s consolidated condensed statements of operations.

The following table represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2020. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months Ended March 31,
Description	2021	2020
Revenues	$3,810,039	$3,123,835
Net loss	7,137,674	3,233,906
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$0.24	$0.14

The Pro forma financial information for all periods presented above has been calculated after adjusting the results of the Company and Helix to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets included in the Pro forma financial information presented above. The Forian historical condensed consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The Pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of March 31, 2021 and 2020, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2021 and December 31, 2020, the Company’s balance sheet reflected other prepaid expenses of $584,862 and $120,979, respectively, relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Note 7	PROPERTY AND EQUIPMENT, NET

As of March 31, 2021 and December 31, 2020, property and equipment were comprised of the following:

	March 31, 2021	December 31, 2020
	Unaudited
Personal computing equipment	$66,525	$55,767
Furniture and equipment	123,738	—
Software development costs	50,228	—
Vehicles	25,876	—
Total	266,367	55,767
Less: Accumulated depreciation	(20,120)	(9,409)
Property and equipment, net	$246,247	$46,358

Depreciation expense for the three months ended March 31, 2021 and 2020 was $10,711 and $454, respectively.

Note 8	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of March 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at 3/31/2021
Customer Relationships	5	$5,243,000	$(81,746)	$5,161,254
Software Technology	2	1,170,000	(45,605)	1,124,395
Software Technology	7	4,109,000	(45,761)	4,063,239
Tradenames and Trademarks	8	386,000	(3,761)	382,239
		$10,908,000	$(176,873)	$10,731,127

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $176,873 and $0 for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2021	$1,701,638
2022	2,268,850
2023	1,784,495
2024	1,683,850
2025	1,683,850
Thereafter	1,608,444
Total	$10,731,127

Note 9	ACCRUED EXPENSES

As of March 31, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	March 31, 2021	December 31, 2020
Employee compensation	936,515	346,720
Accrued expenses	1,075,969	8,825
Transaction-related	365,985	125,196
Lease obligation - current	258,973	—
Total	$2,637,442	$480,741

Transaction-related accrued expenses are associated with the Merger. See Note 4.

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of March 31, 2021, the Company had 97,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

As of March 31, 2021
Fair value of company’s common stock	$10.11
Dividend yield	0%
Expected volatility	85% - 168%
Risk Free interest rate	0.16% - 0.26%
Expected life (years)	2.58
Exercise price	$8.00 - $28.00
Fair value of financial instruments - warrants	$624,088

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(623,627)

Balance as of March 31, 2021	$624,088

Note 11	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

Unvested equity interests of MOR were converted to Forian Restricted Stock Awards based upon the Exchange Ratio of 1.7776 Forian shares for each 1 MOR unit, subject to any adjustments required under the Contribution Agreement. The information regarding the 2020 Plan below is presented as though the combination occurred as of the beginning of the periods presented.

	Number of Restricted Awards and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	$1,237,396	$0.62
Issued	2,191,869	1.21
Vested	1,729,589	0.72
Canceled	—	—
Unvested at December 31, 2020	1,699,676	1.28
Issued	344,000	12.18
Vested	172,836	0.03
Canceled	—	—
Unvested at March 31, 2021	$1,870,840	$2.27

The 1,870,840 unvested awards at March 31, 2021 consist of 344,000 restricted stock units and 1,526,840 restricted stock awards.

Stock Options

As part of the Merger (see Note 4), the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 456,465 shares of Company common stock were outstanding. The value attributable to service subsequent to the Merger will be recognized as compensation cost by the Company.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

March 31, 2021
Exercise Price	$2.00 to $51.80
Fair value of Company common stock	$10.11 to $22.90
Dividend yield	0%
Expected volatility	133% to 188%
Risk Free interest rate	0.27% to 1.59%
Expected life (years) remaining	0 to 9.93

Stock option activity for the period ended March 31, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	456,464	$15.151	3.96
Granted	2,623,664	$14.095	9.93
Exercised	—	$—	—
Forfeited and expired	—	$—	—
Outstanding at March 31, 2021	3,080,128	$14.251	9.05
Vested options at March 31, 2021	456,464	$15.151	3.96

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $13.36 and $0.02 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the total unrecognized compensation related to unvested stock option awards and restricted stock awards and units granted was $38,598,196, which the Company expects to recognize over a weighted-average period of approximately 3.92 years. Stock Compensation Expense for the period ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	—	—
Research and development	54,890	2,576
Sales and marketing	31,744	901
General and administrative	777,249	1,751

Note 12	STOCKHOLDERS’ EQUITY

The Condensed Consolidated Statement of Stockholders’ Equity reflects the exchange of MOR Members Equity for Company common stock as of the beginning of the periods presented. See Note 2.

All of MOR’s Class A, Class B vested profit interests’ units, Series S, Series S-1, and vested Restricted Class B units were converted to Forian common stock on March 2, 2021 based upon the exchange ratio of 1.7776 Forian shares to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. Unvested Class B profit interest units, unvested restricted Class B units and options to acquire Restricted Class B Units were converted to unvested restricted Company common stock on March 2, 2021 based upon the exchange ratio of 1.7776 Forian shares to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. The applicable vesting provisions of such MOR units carried over to the restricted Company common stock.

In December 2020, MOR completed a Series S-1 financing with cash proceeds of $13,000,000 in exchange for 3,388,947 Series S-1 preferred units.

In March 2020, MOR completed a Series S financing with cash proceeds of $3,300,000 and converted a promissory note of $184,300 in exchange for 3,078,276 Series S preferred units.

In 2019 and 2020, Class B profit interest units, restricted Class B units and options to acquire Class B units were issued to employees, consultants and advisors.

In March 2021, the Company issued warrants to purchase 17,031 shares of the Company’s common stock at a per-share purchase price equal to $0.01. The warrants terminate after a period of 2 years from the issuance date. The warrants were issued in exchange for services provided with a fair value of $389,976 included in transaction related expenses for the three months ended March 31, 2021.

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 13	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders	$(4,491,647)	$(675,136)
Net loss per share attributable to common shareholders:
Basic	$(0.19)	$(0.08)
Diluted	$(0.19)	$(0.08)
Weighted average common shares outstanding:
Basic	24,033,512	8,213,527
Diluted	24,033,512	8,213,527

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the Three Months Ended March 31,
	2021	2020
Potentially dilutive securities:
Warrants	124,087	—
Stock options	3,080,128	—
Unvested Restricted Stock Awards and Units	1,870,840	2,258,577

Note 14	RELATED PARTY TRANSACTIONS

On May 6, 2019, MOR entered into an arrangement with family trusts controlled by Max Wygod and Martin Wygod, directors of MOR, to issue two separate promissory notes (“Note” or “Notes”) entitling MOR to secure up to $100,000 per Note to fund operations. The Notes had no interest rate and were due on the sooner of the initial closing of MOR’s Series S Preferred Unit financing or December 31, 2020. In March 2020, in connection with MOR’s Series S Preferred Unit financing, the aggregate outstanding balance of the Notes of $184,300, was converted, at the option of the holders, into 295,501 shares of Company common stock.

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of MOR. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2021 and 2020 of $106,084 and $61,050, respectively.

On April 16, 2021, the Company raised gross proceeds of $12,000,000 resulting from the sale of Company common stock to a select group of institutional and accredited investors, which included officers and directors of the Company. See Note 17 for additional information.

Note 15	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company accounts for leases in accordance with ASC 842. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to five years. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases.

The Company is obligated under operating lease agreements for office facilities in (i) Florida (two), (ii) Washington, (iii) Colorado and (iv) Argentina that expire in (i) December 2021 and 2024, (ii) December 2022, (iii) February 2026 and (iv) December 2021, respectively. The Company also has three short-term leases related to offices in Pennsylvania, Massachusetts and Virginia. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such have not recognized a “right of use” asset or lease liability for these three short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$27,312	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$30,154	$—
ROU assets obtained in exchange for operating lease obligations	$967,493	$—

	March 31, 2021	December 31, 2020
Deposits and other assets	$967,493	$—
Accounts payable and accrued liabilities	$258,973	$—
Other long-term liabilities	$724,587	$—
Total lease liabilities	$983,560	$—
Weighted average remaining lease term (in years)	3.58	—
Weighted average discount rate	8.50%	0.0%

The total rent expense for the three months ended March 31, 2021 and 2020 was $21,078 and $4,994, respectively.

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

As of March 31, 2021
2021	$250,824
2022	308,470
2023	286,670
2024	291,161
2025	85,726
Thereafter	14,288
Total future minimum lease payments	$1,237,139
Less imputed interest	(253,579)
Total	$983,560

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The term of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of March 31, 2021:

	March 31, 2021	December 31, 2020
	Unaudited
Year ending December 31, 2021	$272,188	$533,488
Year ending December 31, 2022	272,187	272,188
	$544,375	$805,676

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

Legal Proceedings

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. The matter has been conditionally certified as a collective action and the court has authorized the plaintiff to send notice and consent forms to putative class members.  Notice and consent forms have not yet been sent nor has any decision been made on the merits of the claim. Helix filed a motion to dismiss the claim, which motion was denied. Helix, on an interlocutory basis, appealed that denial. The U.S. Court of Appeals for the Tenth Circuit affirmed the decision of the District Court and remanded the matter. The case is in the early stages of discovery.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will defend ourselves from these claims vigorously. As of March 31, 2021, the case is in the process of discovery.

Arapaho Dispute

Zachary Venegas (“Venegas”), the former Chief Executive Officer of Helix, Scott Ogur (“Ogur”), the former Chief Financial Officer of Helix and a current board member of Forian, and Helix Opportunities, LLC, a Delaware limited liability company (“HOF” and collectively with Venegas and Ogur, the “HOF Parties”) and stockholder of Helix were involved in a dispute involving a claim by Arapaho Foundation, LLC (“Arapaho”) alleging that Arapaho was entitled to an ownership interest in certain shares of Helix’s common stock, which have now been converted into shares of Company common stock in connection with the Merger, currently held by one or more of the HOF Parties (the “Arapaho Dispute”). In connection with the dispute, on February 23, 2021, the HOF Parties and Forian, Merger Sub and MOR (collectively, the “Merger Parties”) entered into an Indemnification Agreement pursuant to which the HOF Parties have agreed to indemnify the Merger Parties for certain losses and expenses arising from the Arapaho Dispute. On April 10, 2021, the HOF Parties, Arapaho and the members of Arapaho entered into a Final Settlement Agreement and Mutual Releases (the “Settlement Agreement”) with respect to the Arapaho Dispute. Helix Technologies, Inc. and Helix TCS, LLC were party to the Settlement Agreement for purposes of mutual releases, pursuant to which the parties to the Settlement Agreement released each other from any and all claims, whether known or unknown, as of the date of the Settlement Agreement. The release of the Helix parties included a release of Forian, Merger Sub and MOR.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint, the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Despite seeking an injunction in the complaints, none of the plaintiffs followed up with a motion to enjoin the transactions. On March 11, 2021, the Robinson Complaint was voluntarily dismissed. The remaining three complaints have not been served, and there has been no activity on any of them since the complaints were filed.

Note 16	SEGMENT RESULTS

ASC 280-10-50 requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the chief executive officer and the chief financial officer. The Company operates in three segments, Information & Software, Services, and Other.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	Three months ended March 31, 2021
	2021	2020
Information and Software
Revenue	$1,408,978	$66,667
Costs and expenses	3,637,602	571,553
Loss from operations	(2,228,624)	(504,886)
Total other income/(expense)	—	—
Net loss before income taxes	(2,228,624)	(504,886)

Services
Revenue	$96,311	$—
Costs and expenses	80,290	—
Loss from operations	16,021	—
Total other income/(expense)	—	—
Net loss before income taxes	16,021	—

Other
Revenue	$115,320	$—
Costs and expenses	79,887	—
Loss from operations	35,433	—
Total other income/(expense)	(88)	—
Net income before income taxes	35,345	—

Centrally Managed Costs
Revenue
Costs and expenses	$2,939,345	$175,213
Loss from operations	(2,939,345)	(175,213)
Total other income/(expense)	624,956	4,963
Net loss before income taxes	(2,314,389)	(170,250)

Totals
Revenue	$1,620,609	$66,667
Costs and expenses	6,737,124	746,766
Loss from operations	(5,116,515)	(680,099)
Total other income/(expense)	624,868	4,963
Net loss	$(4,491,647)	$(675,136)

Approximately 98% of revenues were attributable to customers in the United States for the three months ended March 31, 2021. All of the Company’s revenues were attributable to customers in the United States for the three months ended March 31, 2020.

Note 17	SUBSEQUENT EVENTS

On April 16, 2021, the Company raised gross proceeds of $12,000,000 resulting from the sale of 1,194,743 shares of Company common stock at an average purchase price equal to $10.21 per share to a select group of institutional and accredited investors. Investors include both unaffiliated investors as well as directors of the Company. Directors purchased 560,461 shares of common stock at a purchase price of $11.33 per share, which amount represents the consolidated closing bid price of Company common stock as reported by the Nasdaq Stock Market LLC on April 9, 2021, the last trading day prior to execution of the securities purchase agreement. Unaffiliated investors purchased 631,282 shares of Company common stock at a purchase price of $8.95 per share, which price was negotiated on April 9, 2021, and represents an approximately 15% discount to the preceding day’s volume weighted average price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on March 31, 2021 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Forian”, the “Company”, “we”, “us”, and “our” refer to Forian, Inc.

Overview

The Company was initially incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”), which was founded in Delaware on May 6, 2019, in connection with the Business Combination described below. On October 16, 2020, the Company entered into a definitive agreement with Helix Technologies, Inc. (“Helix”) and MOR, pursuant to which DNA Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Helix, with Helix surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). On March 2, 2021, the Company entered into a definitive agreement with the equity holders of MOR, pursuant to which the equity holders of MOR contributed their interests in MOR to the Company in exchange for shares of Company common stock (the “Contribution” and together with the Merger, the “Business Combination”). Following consummation of the Business Combination on March 2, 2021, the Company became the parent company of both Helix and MOR. Helix provides traceability and point of sale technology, analytics solutions and other products to customers within each vertical of the cannabis industry to help them improve the performance of their business.

The Company provides innovative software solutions, proprietary data and predictive analytics to optimize the operational and financial performance of our customers. Given our prior experience, our initial focus is on stakeholders within the healthcare and cannabis industries. However, we believe the application of our offerings across other verticals to enhance the transparency and efficacy of our customers’ relationships with their communities and customers is equally compelling.

The Company represents the unique convergence of proprietary healthcare, consumer and cannabis data, SaaS analytics, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries we serve. In MOR, there was early recognition of the opportunity to bring the sophistication of proven data science technology and analytics solutions to a prominent cannabis technology platform provider, creating innovation in both the applications that are key to supporting customer success within the cannabis industry and to the data science powered insights that drive healthcare and other mature regulated growth industries. In Helix, there was realization that the capability set of a technology solutions provider within more evolved sectors together with the track record of the MOR management team offered a unique opportunity to enhance the value that Helix brings to its cannabis customers and to the industry generally.

The Company’s mission is to provide its customers with the best-in-class critical technology services through a single integrated Forian platform that enables its customers within the healthcare and cannabis industries to operate their businesses more safely, efficiently and profitably and to serve its customers and its customers’ stakeholders and constituencies more comprehensively.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization. Our business has largely operated in a work-from-home environment since the inception of the pandemic and, as a result, has experienced limited business disruption to date. Our management team continues to focus on the highest level of safety measures to protect our employees. We have not experienced a material impact to our financial results to date, however, COVID-19 continues to present significant uncertainty in the future economic outlook for our customers and the markets we serve.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from Information and Software Products, Services and Other Products. Information and Software revenues are generated from licensing fees for our proprietary information and software products. Services revenues are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract. Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

Cost of Revenues

Cost of revenue is generated from direct costs associated with the delivery or our Information and Software products to our customers. The cost of revenue relates primarily to labor costs, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenue. Infrastructure and licensed data costs, which are shared across all projects or groups of projects, are not charged to cost of revenue.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees, and hosted infrastructure costs. We continue to focus our research and development efforts on adding new features and applications to our product offerings. Once our prototypes are proven, we begin to capitalize costs that qualify with the associated development rather than recording those costs as research and development.

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense, including advertising, market research, events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue to invest in marketing and sales by expanding our selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in any particular quarter.

General and Administrative Expenses

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

Depreciation and Amortization Expenses

Depreciation and Amortization relate to long lived assets used in our business. Depreciation expense relates primarily to furniture and equipment, computers and vehicles. Amortization expense relates primarily to Identifiable Intangibles of acquired companies.

Transaction Related Expenses

Transaction related expenses relate to the acquisition of Helix on March 2, 2021 and include professional, legal, accounting and finance advisory fees and other direct expenses.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended,
	March 31, 2021	March 31, 2020
Revenues	$1,620,609	$66,667
Costs and Expenses
Cost of Revenues	457,886	—
Research and development	1,497,838	388,993
Sales and marketing	598,975	55,066
General and administrative	2,784,562	302,253
Depreciation and amortization	187,584	454
Transaction related expenses	1,210,279	—
Loss from operations	$(5,116,515)	$(680,099)

Revenues

Revenues for the three months ended March 31, 2021 were $1,620,609, which represented an increase of $1,553,942 compared to total revenue of $66,667 for the three months ended March 31, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Merger for 29 days of the period which contributed 67% of the increase and increased revenues from the Company’s products which contributed 33% of the increase.

Cost of Revenues

Cost of revenues increased by $457,886 for the three months ended March 31, 2021, from $0 for the three months ended March 31, 2020. The increase related to direct costs related to the delivery of revenues. This increase was primarily from increased revenues of the Company’s Information and Software products. The increase is due to the inclusion of the Helix acquisition for 29 days of the quarter which contributed 71% of the increase and higher cost of revenues from the Company’s products which contributed 29% of the increase.

Research and Development

Research and development expenses for the three months ended March 31, 2021 were $1,497,838, which represented an increase of $1,108,845 compared to total research and development expenses of $388,993 for the three months ended March 31, 2020. The increase is due to higher R&D expenses related to scaling the Company’s products which contributed 87% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021 which contributed approximately 5% of the increase, and the inclusion of the Helix acquisition for 29 days of the quarter which contributed 8% of the increase.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 were $598,975, which represented an increase of $543,909 compared to total sales and marketing expenses of $55,066 for the three months ended March 31, 2020. The increase is due to higher expenses related to scaling the Company’s products which contributed 79% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021 which contributed approximately 6% of the increase, and the inclusion of the Helix acquisition for 29 days of the quarter which contributed 15% of the increase.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $2,784,562, which represented an increase of $2,482,309 compared to general and administrative expenses of $302,253 for the three months ended March 31, 2020. The increase is due to higher expenses related to scaling the Company’s management organization which contributed 56% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021 which contributed approximately 31% of the increase, and the inclusion of the Helix acquisition for 29 days of the quarter which contributed 13% of the increase.

Transaction Related Expenses

Transaction related expenses for the three months ended March 31, 2021 were $1,210,279, which represented an increase of $1,210,279, which included $389,976 which represents the fair value of a warrant issued to an advisor. These expenses related to the acquisition of Helix which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we have provided certain non-GAAP measures, which we define as financial information that has not been prepared in accordance with U.S. GAAP. The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”) presented on both a historical basis and a “pro forma” basis reflecting the acquisition of Helix as of the beginning of the periods presented. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

Adjusted EBITDA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net income. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income, as well as trends in those items contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We believe that the presentation of Adjusted EBITDA is useful to investors in their analysis of our results for reasons similar to the reasons why our management finds it useful and because it helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. In addition, as more fully described below, we believe that providing Adjusted EBITDA, together with a reconciliation of net loss to Adjusted EBITDA, helps investors make comparisons between our company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net loss. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

The following is an explanation of the items excluded by us from Adjusted EBITDA but included in net loss:

•
Depreciation and Amortization. Depreciation and amortization expense is a non-cash expense relating to capital expenditures and intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. We exclude depreciation and amortization expense from Adjusted EBITDA because we believe that (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Accordingly, we believe that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

•
Interest and Investment Income and Expense. Interest and investment income is associated with the level of marketable debt securities and other interest bearing accounts in which we invest, and interest expense is related to our debt assumed in our acquisition of Helix related to the financing certain of its fixed assets. Interest and investment income and expense can vary over time due to a variety of financing transactions, changes in interest rates, cash used to fund operations and capital expenditures and acquisitions that we have entered into or may enter into in the future. We exclude interest and investment income and expense from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income and expense will recur in future periods.

•
Other Items. We engage in other activities and transactions that can impact our net loss. In the periods being reported, these other items included, (i) change in fair value of warrant liability which related to warrants assumed in the acquisition of Helix; (ii) transaction related expenses which consist of professional fees and other expenses incurred in connection with the acquisition of Helix; and (iii) other income which consists of profits on marketable security investments. We exclude these other items from Adjusted EBITDA because we believe these activities or transactions are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Income tax expense. MOR was organized as a limited liability company until the completion of the Helix acquisition. As a result, we were treated as a partnership for federal and state income tax purposes through March 2, 2021, and our taxable income and losses are reported by our members on their individual tax returns for such period. Therefore, we did not record any income tax expense or benefit through March 2, 2021. We expect to incur a net loss for financial reporting and income tax reporting purposes for this year. Accordingly, any benefit for federal and state income taxes benefit has been entirely offset by a valuation allowance against the related deferred tax net assets. We exclude the income tax expense from Adjusted EBITDA (i) because we believe that the income tax expense is not directly attributable to the underlying performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different tax attributes.

Limitations on the use of Non-GAAP financial measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with U.S. GAAP and may be different from non-GAAP financial measures provided by other companies.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which items are adjusted to calculate our non-GAAP financial measures. We compensate for these limitations by analyzing current and future results on a U.S. GAAP basis as well as a non-GAAP basis and also by providing U.S. GAAP measures in our public disclosures.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure to evaluate our business and to view our non-GAAP financial measures in conjunction with the most directly comparable U.S. GAAP financial measures.

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Historical (Unaudited) Three Months Ended March 31,		Pro Forma (Unaudited) Three Months Ended March 31,
	2021	2020	2021	2020

Revenues:
Information and Software	$1,408,978	$66,667	$3,037,658	$2,405,768
Services	96,311	—	330,001	367,723
Other	115,320	—	442,380	350,344
Total revenues	1,620,609	66,667	3,810,039	3,123,835

Net loss	(4,491,647)	(675,136)	(7,137,674)	(3,233,906)

Depreciation & amortization	187,584	454	633,580	595,160
Stock-based compensation expense	863,883	5,228	1,026,826	749,290
Change in fair value of warrant liability	(623,627)	—	592,597	(657,525)
Loss on impairment of goodwill	—	—	—	1,369,978
Transaction related expenses	1,210,279	—	2,096,054	34,425
Interest and investment income, net	(1,241)	(4,963)	12,508	497,843
Other income	—	—	(55,006)	—
Income tax expense	—	—	—	—

Adjusted EBITDA	(2,854,769)	(674,417)	(2,831,115)	(644,735)

Three Months ended March 31, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2021 was $(2,854,769) compared to $(674,417) for the three months ended March 31, 2020, a decrease of $2,180,352. The decrease is due to investments in product development, customer service, infrastructure, and human capital and the inclusion of Helix for the last 29 days in the quarter.

Three Months ended March 31, 2021 (Pro Forma)

Revenues

Pro forma revenues for the three months ended March 31, 2021 were $3,810,039, which represented an increase of $686,204 compared to total revenue of $3,123,835 for the three months ended March 31, 2020. The increase was primarily due to growth in the number of customers utilizing these products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the three months ended March 31, 2021 was $(2,831,115) compared to $(644,735) for the three months ended March 31, 2020, a decrease of $2,186,380. The decrease is due to investments in product development, customer service, infrastructure, and human capital.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of our cash resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances. The Company expects to continue to fund its operations and future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has generated limited revenues from the licensing of information products. The Company has incurred losses and generated negative cash flows from operations since inception. As of March 31, 2021, the Company’s principal source of liquidity was cash, which totaled $2,595,747 and marketable securities which totaled $7,504,000. Additionally, in April 2021, the Company raised an additional $12,000,000 in gross proceeds through the sale of its common stock to a group of institutional investors.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended,
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(3,584,794)	$(458,718)
Net cash provided by (used in) investing activities	5,246,936	(2,321,546)
Net cash provided by financing activities	292,148	3,315,700
Effect of foreign exchange rate changes on cash	(24,006)	—
Net increase in cash and cash equivalents	$1,930,284	$535,436

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $(3,126,076) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily the result of scaling up the Company’s operations from the initial start-up phase.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $7,568,482 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily the result of the sale of marketable securities of $4,000,0000 and cash acquired of $1,310,977 as part of the Helix business combination.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $3,023,552 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to the cash proceeds received from the Company’s equity issuances.

Off Balance Sheet Arrangements

The Company does not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended March 31, 2021 remain ineffective to the extent of the material weaknesses identified.

We are committed to remediating the control deficiencies that gave rise to the material weaknesses, certain of which were the result of the evaluation of MOR as the financial successor to Helix for the twelve-months ended December 31, 2021. Our management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses we identified. With oversight from our Audit Committee, we have taken steps to remediate the internal control deficiencies and expect to implement further remediation actions during 2021 that we believe will improve our internal control over financial reporting. Certain improvements to our internal control over financial reporting occurred as a consequence of the Merger (e.g., additional finance resources and protocols employed by Helix), supplemented by the Company’s engagement of outside firms to assist the Company with additional accounting expertise and with the review of our internal controls framework for the Company’s compliance with the Sarbanes Oxley Act of 2002, as amended. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses noted above will continue to exist.

Notwithstanding the identified material weaknesses, the Company’s management, including our chief executive officer and chief financial officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at March 31, 2021 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended March 31, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. The matter has been conditionally certified as a collective action and the court has authorized the plaintiff to send notice and consent forms to putative class members.  Notice and consent forms have not yet been sent nor has any decision been made on the merits of the claim. Helix filed a motion to dismiss the claim, which motion was denied. Helix, on an interlocutory basis, appealed that denial. The U.S. Court of Appeals for the Tenth Circuit affirmed the decision of the District Court and remanded the matter. The case is in the early stages of discovery. We will vigorously defend the claims in the lawsuit.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will defend ourselves from these claims vigorously. As of March 31, 2021, the case is in the process of discovery.

Arapaho Dispute

Zachary Venegas (“Venegas”), the former Chief Executive Officer of Helix, Scott Ogur (“Ogur”), the former Chief Financial Officer of Helix and a current board member of Forian, and Helix Opportunities, LLC, a Delaware limited liability company (“HOF” and collectively with Venegas and Ogur, the “HOF Parties”) and stockholder of Helix were involved in a dispute involving a claim by Arapaho Foundation, LLC (“Arapaho”) alleging that Arapaho was entitled to an ownership interest in certain shares of Helix’s common stock, which have now been converted into shares of Company common stock in connection with the Merger, currently held by one or more of the HOF Parties (the “Arapaho Dispute”). In connection with the dispute, on February 23, 2021, the HOF Parties and Forian, Merger Sub and MOR (collectively, the “Merger Parties”) entered into an Indemnification Agreement pursuant to which the HOF Parties have agreed to indemnify the Merger Parties for certain losses and expenses arising from the Arapaho Dispute. On April 10, 2021, the HOF Parties, Arapaho and the members of Arapaho entered into a Final Settlement Agreement and Mutual Releases (the “Settlement Agreement”) with respect to the Arapaho Dispute. Helix Technologies, Inc. and Helix TCS, LLC were party to the Settlement Agreement for purposes of mutual releases, pursuant to which the parties to the Settlement Agreement released each other from any and all claims, whether known or unknown, as of the date of the Settlement Agreement. The release of the Helix parties included a release of Forian, Merger Sub and MOR.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint, the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Despite seeking an injunction in the complaints, none of the plaintiffs followed up with a motion to enjoin the transactions. On March 11, 2021, the Robinson Complaint was voluntarily dismissed. The remaining three complaints have not been served, and there has been no activity on any of them since the complaints were filed. We will vigorously defend the claims in the remaining pending Stockholder Complaints.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

2.2
Amendment to Agreement and Plan of Merger, dated as of October 16, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC dated as of December 30, 2020 (incorporated by reference to Exhibit 2.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of October 16, 2020, as amended by Amendment to Agreement and Plan of Merger dated as of December 30, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC dated as of February 9, 2021 (incorporated by reference to Exhibit 2.3 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).

2.4	Equity Interest Contribution Agreement (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).

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

10.1+
Employment Agreement, dated March 1, 2021, by and between the Registrant and Edward Spaniel, Jr. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

10.2+
Special Advisor Agreement, dated January 26, 2021, by and between the Registrant and Scott Ogur (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2021.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Clifford A. Farren
Clifford A. Farren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)