Form 10-Q
period 2021-06-30
Forian Inc.
filed 2021-08-16
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of August 10, 2021, there were 32,558,617 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

Item 1.	Financial Statements and Supplementary Data

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,763,324	$665,463
Marketable securities	12,505,118	11,501,844
Accounts receivable, net	1,390,277	22,996
Contract assets	582,597	196,701
Prepaid expenses	930,172	120,979
Other assets	450,000	—
Total current assets	20,621,488	12,507,983

Property and equipment, net	482,234	46,358
Intangible assets, net	10,163,914	—
Goodwill	8,700,912	—
Right of use assets, net	988,674	—
Deposits and other assets	344,920	—
Total assets	$41,302,142	$12,554,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,977,152	647,601
Accrued expenses	2,346,567	480,741
Short-term operating lease liabilities	264,329	—
Notes payable	18,054	—
Warrant liability	752,888	—
Deferred revenues	658,894	158,884
Total current liabilities	6,017,884	1,287,226

Long-term liabilities:
Long-term operating lease liabilities	737,701	—
Total long-term liabilities	737,701	—

Total liabilities	6,755,585	1,287,226

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,198,721 issued and outstanding as of June 30, 2021 and 21,233,039 issued and outstanding as of December 31, 2020	31,199	21,233
Additional paid-in capital	52,264,976	17,514,907
Accumulated other comprehensive loss	145,250	—
Accumulated deficit	(17,894,868)	(6,269,025)
Total stockholders’ equity	34,546,557	11,267,115
Total liabilities and stockholders’ equity	$41,302,142	$12,554,341

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Information and Software	$3,763,671	$108,750	$5,172,649	$175,417
Services	492,336	—	588,647	—
Other	291,978	—	407,298	—
Total revenues	4,547,985	108,750	6,168,594	175,417

Costs and Expenses:
Cost of revenue	1,232,790	—	1,690,676	—
Research and development	1,949,926	426,398	3,447,764	815,391
Sales and marketing	1,177,035	55,978	1,776,010	111,044
General and administrative	6,577,696	326,832	9,362,258	629,085
Depreciation and amortization	595,488	1,419	783,072	1,873
Transaction related expenses	—	90,506	1,210,279	90,506
Total costs and expenses	11,532,935	901,133	18,270,059	1,647,899

Loss From Operations	(6,984,950)	(792,383)	(12,101,465)	(1,472,482)

Other Income (Expense):
Change in fair value of warrant liability	(128,800)	—	494,827	—
Interest and investment income, net	(20,446)	744	(19,205)	5,707
Total other income, net	(149,246)	744	475,622	5,707

Net loss before income taxes	(7,134,196)	(791,639)	(11,625,843)	(1,466,775)
Income tax expense	—	—	—	—

Net Loss	$(7,134,196)	$(791,639)	$(11,625,843)	$(1,466,775)

Other comprehensive loss:
Changes in foreign currency translation adjustment	169,256	—	145,250	—
Total other comprehensive loss	$169,256	$—	$145,250	$—
Total comprehensive loss	$(6,964,940)	$(791,639)	$(11,480,593)	$(1,466,775)

Basic and diluted net loss per common share	$(0.23)	$(0.06)	$(0.42)	$(0.13)
Weighted-average shares outstanding:	30,996,735	13,797,652	27,534,359	11,066,456

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021		$—	21,233,039	$21,233	$17,514,907	$—	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition			8,408,383	8,408	18,446,376	—	—	18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock			343,123	343	5,102	—	—	5,445
Issuance of common stock warrants			—	—	389,976	—	—	389,976
Forian shares issued upon exercise of MOR Class B options			10,167	10	292,820	—	—	292,830
Stock based compensation expense			—	—	3,612,728	—	—	3,612,728
Issuance of Forian common stock			1,191,743	1,192	11,967,460	—	—	11,968,652
Issuance of Forian common stock upon exercise of stock options			12,266	13	35,607	—	—	35,620
Foreign currency translation			—	—	—	145,250	—	145,250
Net loss							(11,625,843)	(11,625,843)
Balance at June 30, 2021	—	$—	31,198,721	$31,199	$52,264,976	$145,250	$(17,894,868)	$34,546,557

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at January 1, 2020		$—	7,713,528	$7,713	$1,000,098	$—	$(1,288,842)	$(281,031)
Issuance of MOR Series S Units in March 2020			5,316,284	5,316	3,310,384			3,315,700
Conversion of Promissory Notes for MOR Series S Units in March 2020			295,501	296	184,004			184,300
Vested MOR Class B Profit Interest Units			741,677	742	11,028			11,770
Net loss							$(1,466,775)	(1,466,775)
Balance at June 30, 2020	—	$—	14,066,990	$14,067	$4,505,514	$—	$(2,755,617)	$1,763,964

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2021		$—	29,824,424	$29,824	$37,510,532	$(24,006)	$(10,760,672)	$26,755,678
Forian Restricted Stock Vesting from MOR unvested restricted stock			170,288	170	2,532			2,702
Issuance of Forian common stock			1,191,743	1,192	11,967,460			11,968,652
Stock based compensation expense					2,748,845			2,748,845
Issuance of Forian common stock upon exercise of stock options			12,266	13	35,607			35,620
Foreign currency translation						169,256		169,256
Net loss							(7,134,196)	(7,134,196)
Balance at June 30, 2021	—	$—	31,198,721	$31,199	$52,264,976	$145,250	$(17,894,868)	$34,546,557

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2020		$—	13,654,750	$13,655	$4,499,384	$—	$(1,963,978)	$2,549,061
Vested MOR Class B Profit Interest Units			412,240	412	6,130			6,542
Net loss							(791,639)	(791,639)
Balance at June 30, 2020	—	$—	14,066,990	$14,067	$4,505,514	$—	$(2,755,617)	$1,763,964

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(Formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,625,843)	$(1,466,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,072	1,873
Amortization on right of use asset	94,010	—
Realized and unrealized gain on marketable securities	(2,331)	(5,621)
Provision for doubtful accounts	50,813	—
Stock-based compensation expense	3,618,173	11,770
Change in fair value of warrant liability	(494,827)	—
Non-cash transaction expenses	389,976	—
Change in operating assets and liabilities:
Accounts receivable	(931,715)	(200,000)
Contract assets	(108,808)	—
Prepaid expenses	(589,859)	(387,845)
Changes in lease liabilities during the period	(105,378))	—
Deposits and other assets	(344,338)	—
Accounts payable	(1,105,422)	268,876
Accrued expenses	1,944,639	—
Deferred revenues	179,074	259,583
Other long-term liabilities	—	—
Net cash used in operating activities	(8,248,764)	(1,518,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(328,303)	(13,937)
Purchase of marketable securities	(12,504,788)	(2,888,648)
Sale of marketable securities	11,503,845	1,757,701
Cash acquired as part of business combination	1,310,977	—
Net cash used in investing activities	(18,269)	(1,144,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of MOR Series S units	—	3,315,700
Proceeds from exercise of MOR Class B options	292,830	—
Payments on notes payable and financing arrangements	(2,747)	—
Proceeds from exercise of common stock options	35,620	—
Proceeds from sale of common stock	11,968,652	—
Net cash provided by financing activities	12,294,355	3,315,700

Effect of foreign exchange rate changes on cash	70,539	—

Net change in cash	4,097,861	652,677

Cash and cash equivalents, beginning of period	665,463	494

Cash and cash equivalents, end of period	$4,763,324	$653,171

Supplemental disclosure of cash flow information:
Cash paid for interest	$724	$—
Cash paid for taxes	$—	$—
Non-cash Investing and Financing Activities:
Conversion of promissory notes to Series S units	$—	$184,300
Non-cash consideration for Helix acquisition	$18,454,784	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(Formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the Business Combination (as defined below). All activity of the Company through March 2, 2021 relates only to MOR. MOR was established on May 6, 2019 in Delaware. MOR Analytics, LLC and COR Analytics, LLC are wholly owned subsidiaries of MOR. The Company provides innovative software solutions, proprietary data and predictive analytics to optimize the operational, clinical and financial performance of its customers within the healthcare and cannabis industries. The Company’s mission is to provide its customers with the best-in-class critical technology services through a single integrated platform that enables its customers to operate their businesses more safely, efficiently and profitably and to serve its customers and its customers’ stakeholders and constituencies more comprehensively. The Company represents the unique convergence of proprietary healthcare and consumer data, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries it serves.

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

Pursuant to the Merger Agreement, while the Company is the legal acquirer, the Merger was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). As such, MOR is deemed to be the accounting acquirer for financial reporting purposes.

Note 2	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of June 30, 2021. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021.

The Contribution was completed on March 2, 2021 and the combination of MOR and Forian was accounted for as a transaction between entities under common control pursuant to ASC 805-50. Accordingly, the combination of Forian and MOR results in a change in reporting entity and the financial statements are presented as though the combination of Forian and MOR occurred as of the beginning of the periods presented. Additionally, the results of Helix are included in the accompanying condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Boss Security Solutions, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, BT UCS, Inc., Engeni LLC (including Engeni S.A., which is 99% owned by Engeni LLC), Green Tree International, Inc. and AIE Exchange Canada, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

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

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $269,325 and $0 at June 30, 2021 and December 31, 2020, respectively.

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

Business Combinations

The Company accounts for its business combinations under the provisions of ASC Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”).

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

The Company recognizes revenue resulting from Information and Software pursuant to agreements under which the Company receives payments for providing the customer access to its products over the contract period. The Company satisfies its performance obligations throughout the term of the contract. Any payments received prior to satisfying performance obligations are deferred and recognized as the performance obligations are satisfied. There are no variable considerations or financing component under such contracts. Prices are typically fixed, but certain contracts can also include royalties in excess of fixed fees. There were $62,500 of royalties in excess of fixed fees for the six months ended June 30, 2021. Invoicing under contracts is set forth in an invoicing schedule as part of the contract and payments are typically due within 30 days.

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

Contract acquisition costs, which consist of sales commissions paid or payable, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. $8,162 and $53,784 of such costs were capitalized as of June 30, 2021 and December 31, 2020, respectively. There are no significant judgements affecting the determination of the amount and timing of the related revenue.

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

Contract liabilities (“Deferred Revenue”) result when cumulative receipts under a contract for the same performance obligation exceeds the total revenue recognition and such excess is reflected in Deferred Revenue and represents the value of the performance obligations to be satisfied after June 30, 2021.

The following are the contract balances as of and for the six months ended June 30, 2021:

Contract assets
Balance at January 1, 2021	$196,701
Contract assets acquired from Helix	277,088
Add: Revenue recognized from related contract assets	879,097
Less: Contract acquisition costs amortized during the six months ended June 30, 2021	(45,622)
Less: Payments received during the six months ended June 30, 2021	(724,667)
Balance at June 30, 2021	$582,597

Contract liabilities (Deferred Revenue)
Balance at January 1, 2021	$158,884
Contract liabilities assumed from Helix	320,936
Add: Payments received during the six months ended June 30, 2021	1,410,760
Less: Revenue recognized during the six months ended June 30, 2021	(1,231,686)
Balance at June 30, 2021	$658,894

Segment Information

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

Customer Concentration

The Company did not have any customers that exceeded 10% of total revenue for the three and six months ended June 30, 2021. The Company had a single customer that accounted for 46% and 48% of total revenue for the three and six months ended June 30, 2020, respectively. The Company believes that this customer is ultimately replaceable, and any disruption associated with this customer would only have a short-term impact on the business.

Concentration of Vendors

The Company has licensed certain information assets from a third party as a key input to certain of the Company’s Information and Software Products. Licensing fees to this vendor represented less than 10% of the Company’s operating expenses for the three and six months ended June 30, 2021, respectively, and the three and six months ended June 30, 2020, respectively. This vendor is critical to the business. The Company believes that while this vendor is ultimately replaceable, any disruption associated with this vendor could have a material short-term impact on the business.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and six months ended June 30, 2021 and 2020, respectively.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Application development stage costs were not material for the Company. Product development costs are primarily personnel related to activities for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs are expensed as incurred. The Company capitalized software development costs of $266,410 and $0, as of June 30, 2021 and December 31, 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $16,063 and $20,998 for the three and six months ended June 30, 2021, respectively, and $0 and $0 for the three and six months ended June 30, 2020, respectively.

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

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At June 30, 2021, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 13 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three and six months ended June 30, 2021 and 2020, respectively, the diluted loss per share is the same as basic loss per share for the periods presented.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of the Company’s common stock are authorized and reserved for issuance under the 2020 Plan. Stock options represent the right to purchase the Company’s common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of our common stock. Restricted stock units represent the right to receive shares of our common stock on future specified dates. Stock options, restricted stock awards and units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and units is based on the underlying grant date fair value of the Company’s common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations.

Income Taxes

MOR was organized as a limited liability company and became a wholly owned subsidiary of the Company upon completion of the Merger with Helix on March 2, 2021. As a result, the Company was treated as a partnership for federal and state income tax purposes through March 2, 2021. Accordingly, the Company’s taxable income, deductions, assets and liabilities are reported by the members on their respective income tax returns. Therefore, no provision for federal or state income tax has been made by the Company for all business activity from its inception through March 2, 2021.

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

The total purchase consideration for the Merger was $18,454,784. The purchase consideration is equal to the product of (i) the total outstanding Helix common shares and common share equivalents for in-the-money warrants to purchase Helix common stock and vested stock options multiplied by the merger exchange ratio of 0.05 shares of Company common stock for 1 share of Helix common stock and (ii) $2.158 per share, which represented the fair value of Company common stock on the acquisition date.

The Merger was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Merger. These values are subject to change as the Company completes its determination of the fair value of assets acquired and liabilities assumed.

The following table summarizes the preliminary purchase price allocations relating to the Merger:

Total purchase price	$18,454,784

Assets acquired:
Cash	1,310,977
Accounts receivable, net	488,453
Prepaid expenses	215,064
Contract assets	277,088
Other assets	450,000
Property and equipment	146,559
Software Technology	5,279,000
Trade Names and Trademarks	386,000
Customer Relationships	5,243,000
Right of use assets	1,082,684
Deposits and other assets	582
Total assets acquired	$14,879,407

Liabilities assumed:
Accounts payable and accrued liabilities	$2,428,675
Short-term lease liabilities	295,364
Deferred revenues	320,936
Warrant liability	1,247,715
Notes payable and financing arrangements	20,801
Other long-term liabilities	812,044
Total liabilities assumed	$5,125,535
Estimated fair value of net assets acquired:	$9,753,872

Goodwill	$8,700,912

The preliminary estimates for useful lives of the identified intangibles are 8 years for Trade Names and Trademarks, 5 years for Customer Relationships and 2 and 7 years for Software Technology Intangibles with a weighted average useful life of 5.47 years.

Transaction costs incurred in connection with the Business Combination amounted to approximately $0 and $1,210,279 during the three and six months ended June 30, 2021, respectively.

Unaudited Pro Forma Results

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2021	2020	2021	2020
Revenues	4,547,985	2,948,881	8,177,502	6,072,716
Net loss	(7,134,196)	(2,907,056)	(14,388,547)	(6,140,962)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.26)	$(0.11)	$(0.47)	$(0.24)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of June 30, 2021 and 2020, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of June 30, 2021 and December 31, 2020, the Company’s balance sheet reflected other prepaid expenses of $930,172 and $120,979, respectively, relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Note 7	PROPERTY AND EQUIPMENT, NET

As of June 30, 2021 and December 31, 2020, property and equipment were comprised of the following:

	June 30, 2021	December 31, 2020
	Unaudited
Personal computing equipment	$103,478	$55,767
Furniture and equipment	131,065	—
Software development costs	266,410	—
Vehicles	25,876	—
Total	526,829	55,767
Less: Accumulated depreciation and amortization	(44,595)	(9,409)
Property and equipment, net	$482,234	$46,358

Depreciation and amortization expense for the three and six months ended June 30, 2021 was $28,275 and $38,986, respectively, and for the three and six months ended June 30, 2020 was $1,419 and $1,873, respectively.

Note 8	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of June 30, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at 6/30/2021
Customer Relationships	5	$5,243,000	$(343,896)	$4,899,104
Software Technology	2	1,170,000	(191,855)	978,145
Software Technology	7	4,109,000	(192,511)	3,916,489
Tradenames and Trademarks	8	386,000	(15,824)	370,176
		$10,908,000	$(744,086)	$10,163,914

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $567,213 and $744,086 for the three and six months ended June 30, 2021, respectively, and $0 for the three and six months ended June 30, 2020.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2021	$1,134,425
2022	2,268,850
2023	1,784,495
2024	1,683,850
2025	1,683,850
Thereafter	1,608,444
Total	$10,163,914

Note 9	ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	June 30, 2021	December 31, 2020
Employee compensation	1,376,218	346,720
Accrued expenses	970,349	8,825
Transaction-related	—	125,196
Total	$2,346,567	$480,741

Transaction-related accrued expenses are associated with the Merger. See Note 4.

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of June 30, 2021, the Company had 97,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

As of June 30, 2021
Fair value of company’s common stock	$12.57
Dividend yield	0%
Expected volatility	121% - 153%
Risk Free interest rate	0.06% - 0.56%
Expected life (years)	2.33
Exercise price	$8.00 - $28.00
Fair value of financial instruments - warrants	$752,888

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2021	$—
Fair value of warrant liability assumed in connection with Helix Merger	1,247,715
Change in fair value of warrant liability	(494,827)
Balance as of June 30, 2021	$752,888

Amount
Balance as of April 1, 2021	$624,088
Change in fair value of warrant liability	128,800
Balance as of June 30, 2021	$752,888

Note 11	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

Unvested equity interests of MOR were converted into restricted common stock of the Company based upon the Exchange Ratio of 1.7776 Forian shares for each 1 MOR unit, subject to any adjustments required under the Contribution Agreement. The information regarding the 2020 Plan below is presented as though the combination occurred as of the beginning of the periods presented.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	1,237,396	$0.62
Issued	2,191,869	1.21
Vested	1,729,589	0.72
Canceled	—	—
Unvested at December 31, 2020	1,699,676	1.28
Issued	404,000	11.86
Vested	343,125	0.03
Canceled	—	—
Unvested at June 30, 2021	1,760,551	$2.73

The 1,760,551 of unvested awards at June 30, 2021 consists of 404,000 restricted stock units and 1,356,551 shares of restricted stock.

Stock Options

As part of the Merger (see Note 4), the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. The value attributable to service subsequent to the Merger will be recognized as compensation cost by the Company.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

June 30, 2021
Exercise Price	$2.00 to $51.80
Fair value of Company common stock	$9.39 to $22.90
Dividend yield	0%
Expected volatility	126.0%
Risk Free interest rate	1.0% to 1.1%
Expected life (years) remaining	0 to 9.72

Stock option activity for the period ended June 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.69
Granted	3,264,714	$13.21	9.72
Exercised	(12,437)	$3.02	1.77
Forfeited and expired	(4,037)	$14.91	6.13
Outstanding at June 30, 2021	3,703,329	$14.25	8.96
Vested options at June 30, 2021	455,089	$15.13	3.69

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $12.39 and $0.02 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and units granted was $41,878,995, which the Company expects to recognize over a weighted-average period of approximately 3.69 years. Stock compensation expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	4,656	—	4,656	—
Research and development	83,099	3,222	137,989	5,798
Sales and marketing	174,919	1,128	206,663	2,029
General and administrative	2,488,873	2,192	3,268,865	3,943
Total	2,751,547	6,542	3,618,173	11,770

Note 12	STOCKHOLDERS’ EQUITY

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

In March 2021, the Company issued warrants to purchase 17,031 shares of the Company’s common stock at a per-share purchase price equal to $0.01. The warrants terminate after a period of 2 years from the issuance date. The warrants were issued in exchange for services provided with a fair value of $389,976 included in transaction related expenses for the six months ended June 30, 2021.

On April 16, 2021, the Company raised proceeds of $11,968,652, net of transaction expenses of $31,348, resulting from the sale of 1,194,743 shares of Company common stock at an average purchase price equal to $10.21 per share to a select group of institutional and accredited investors. Investors included both unaffiliated investors as well as directors of the Company. Directors purchased 560,461 shares of common stock at a purchase price of $11.33 per share, which amount represented the consolidated closing bid price of Company common stock as reported by the Nasdaq Stock Market LLC on April 9, 2021, the last trading day prior to execution of the securities purchase agreement. Unaffiliated investors purchased 631,282 shares of Company common stock at a purchase price of $8.95 per share, which price was negotiated on April 9, 2021, and represents an approximately 15% discount to the preceding day’s volume weighted average price.

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 13	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(7,134,196)	$(791,639)	$(11,625,843)	$(1,466,775)

Net loss per share attributable to common shareholders:
Basic	$(0.23)	$(0.06)	$(0.42)	$(0.13)
Diluted	$(0.23)	$(0.06)	$(0.42)	$(0.13)

Weighted average common shares outstanding:
Basic	30,996,735	13,797,652	27,534,359	11,066,456
Diluted	30,996,735	13,797,652	27,534,359	11,066,456

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the Three and Six Months Ended June 30,
	2021	2020
Potentially dilutive securities:
Warrants	124,087	—
Stock options	3,703,329	—
Unvested Restricted Stock Awards and Units	1,760,551	1,846,338
Total	5,587,967	1,846,338

Note 14	RELATED PARTY TRANSACTIONS

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

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of MOR. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and six months ended June 30, 2021 and 2020 of $90,065 and $196,149, and $183,675 and $244,725, respectively.

On April 16, 2021, the Company raised net proceeds of $11,968,652 resulting from the sale of Company common stock to a select group of institutional and accredited investors, which included directors of the Company. See Note 12 for additional information.

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

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Cash used in operating leases	$120,615	$—
ROU assets obtained in exchange for lease obligations	$94,010	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	As of June 30, 2021	As of December 31, 2020
Right of use assets, net	$988,674	$—
Short-term operating lease liabilities	264,330	—
Long-term operating lease liabilities	$737,701	$—
Total lease liabilities	$1,002,031	$—
Weighted average remaining lease term (in years)	3.47	—
Weighted average discount rate	8.5%	0.0%

The total rent expense was $108,476 and $3,152 for the three months ended June 30, 2021 and 2020, respectively, and $129,554 and 8,146 for the six months ended June 30, 2021 and 2020, respectively.

The components of lease expense were as follows for each of the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$81,935	$—	$109,247	$—
Short-term lease expense	$26,541	$3,152	$34,493	$8,146
Total operating lease costs	$108,476	$3,152	$143,740	$8,146

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2021, for the following five fiscal years and thereafter were as follows:

As of June 30, 2021
2021	$160,363
2022	308,470
2023	286,670
2024	291,161
2025	85,726
Thereafter	14,288
Total future minimum lease payments	$1,146,678
Less imputed interest	(144,647)
Total	$1,002,031

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of June 30, 2021:

	June 30, 2021	December 31, 2020
	Unaudited
Year ending December 31, 2021	$—	$533,488
Year ending December 31, 2022	272,188	272,188
	$272,188	$805,676

From time to time, the Company may be involved in claims that arise during the ordinary course of business. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that we believe to be material, except for:

Legal Proceedings

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. The matter has been conditionally certified as a collective action and the court has authorized the plaintiff to send notice and consent forms to putative class members. Notice and consent forms have been sent. The period for returning consent forms has ended. No decision has been made on the merits of the claim. The case is in the early stages of discovery. The Company will vigorously defend the claims in the lawsuit.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. As of June 30, 2021, the case is in the process of discovery, with several depositions set for August 2021.  Pursuant to a recent hearing, the case is currently set for trial on an eight-week trial docket beginning on January 17, 2022.  The parties are working on a proposed scheduling order to reflect the Court’s recent ruling as to the rescheduling of the trial. In addition, mediation is in the process of being scheduled.

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

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. The case is in the early stages of discovery. The Company will vigorously defend the claims in the lawsuit.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the chief executive officer and the chief financial officer. The Company operates in three segments, Information & Software, Services and Other.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Information and Software
Revenue	$3,763,671	$108,750	$5,172,649	$175,417
Costs and expenses	6,514,714	598,220	10,152,316	$1,169,773
Loss from operations	(2,751,043)	(489,470)	(4,979,667)	(994,356)
Total other income/(expense)	—	—	—	—
Net loss before income taxes	(2,751,043)	(489,470)	(4,979,667)	(994,356)

Services
Revenue	$492,336	$—	$588,647	$—
Costs and expenses	305,830	—	386,120	—
Loss from operations	186,506	—	202,527	—
Total other income/(expense)	—	—	—	—
Net loss before income taxes	186,506	—	202,527	—

Other
Revenue	$291,978	$—	$407,298	$—
Costs and expenses	390,100	—	469,987	—
Loss from operations	(98,122)	—	(62,689)	—
Total other income/(expense)	(244)	—	(332)	—
Net income before income taxes	(98,366)	—	(63,021)	—

Centrally Managed Costs
Revenue	$—	$—	$—	$—
Costs and expenses	4,322,291	302,913	7,261,636	478,126
Loss from operations	(4,322,291)	(302,913)	(7,261,636)	(478,126)
Total other income/(expense)	(149,002)	744	475,954	5,707
Net loss before income taxes	(4,471,293)	(302,169)	(6,785,682)	(472,419)

Totals
Revenue	$4,547,985	$108,750	$6,168,594	$175,417
Costs and expenses	11,532,935	901,133	18,270,059	1,647,899
Loss from operations	(6,984,950)	(792,383)	(12,101,465)	(1,472,482)
Total other income/(expense)	(149,246)	744	475,622	5,707
Net loss	$(7,134,196)	$(791,639)	$(11,625,843)	$(1,466,775)

Approximately 98% of revenues were attributable to customers in the United States for the three and six months ended June 30, 2021. All of the Company’s revenues were attributable to customers in the United States for the three and six months ended June 30, 2020.

Note 17	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020, respectively, should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Forian”, the “Company”, “we”, “us”, and “our” refer to Forian Inc.

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

The Company provides innovative software solutions, proprietary data and predictive analytics to optimize the operational and financial performance of our customers. Given the prior experience of our management team, our initial focus is on stakeholders within the healthcare and cannabis industries. However, we believe the application of our offerings across other verticals to enhance the transparency and efficacy of our customers’ relationships with their communities and customers is equally compelling.

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

The Company’s mission is to provide our customers with the best-in-class critical technology services through a single integrated Forian platform that enables our customers within the healthcare and cannabis industries to operate their businesses more safely, efficiently and profitably and to serve our customers and our customers’ stakeholders and constituencies more comprehensively.

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

Revenues

Revenues are derived from Information and Software Products, Services and Other Products. Information and Software revenues are generated from licensing fees for our proprietary information and software products. The Company recognizes revenues from Information and Software products as performance obligations under customer contracts are satisfied. Services revenues are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract. Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

Cost of Revenues

Cost of revenue is generated from direct costs associated with the delivery of our products and services to our customers. The cost of revenue relates primarily to labor costs, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenue. Infrastructure and licensed data costs, which are shared across all projects or groups of projects, are not charged to cost of revenue.

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

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense including advertising, market research and events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue to invest in marketing and sales by expanding our selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in any particular quarter.

General and Administrative Expenses

General and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenue, product and development or sales and marketing.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

Results of Operations for the three and six months ended June 30, 2021 and 2020

The following table summarizes our condensed results of operations for the periods indicated:
	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$4,547,985	$108,750	$6,168,594	$175,417
Costs and Expenses
Cost of Revenues	1,232,790	—	1,690,676	—
Research and development	1,949,926	426,398	3,447,764	815,391
Sales and marketing	1,177,035	55,978	1,776,010	111,044
General and administrative	6,577,696	326,832	9,362,258	629,085
Depreciation and amortization	595,488	1,419	783,072	1,873
Transaction related expenses	—	90,506	1,210,279	90,506
Loss from operations	$(6,984,950)	$(792,383)	$(12,101,465)	$(1,472,482)

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues

Revenues for the three months ended June 30, 2021 were $4,547,985, which represented an increase of $4,439,235, compared to total revenue of $108,750 for the three months ended June 30, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition, which contributed 71% of the increase, and higher revenues from the Company’s Information products, which contributed 29% of the increase. Revenues from the Company’s Information products increased $1,286,881 or 1183% compared to the three months ended June 30, 2020.

Cost of Revenues

Cost of revenues increased by $1,232,790 for the three months ended June 30, 2021 from $0 for the three months ended June 30, 2020. The increase related to direct costs related to the delivery of revenues. This increase was primarily from increased revenues of the Company’s Information and Software products. The increase is due to the inclusion of the Helix acquisition, which contributed 92% of the increase, and higher cost of revenues from the Company’s Information products, which contributed 8% of the increase.

Research and Development

Research and development expenses for the three months ended June 30, 2021 were $1,949,926, which represented an increase of $1,523,528 compared to total research and development expenses of $426,398 for the three months ended June 30, 2020. The increase is due to higher R&D expenses related to scaling the Company’s products, which contributed 80% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 5% of the increase, and the inclusion of the Helix acquisition, which contributed 15% of the increase.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2021 were $1,177,035, which represented an increase of $1,121,057 compared to total sales and marketing expenses of $55,978 for the three months ended June 30, 2020. The increase is due to higher expenses related to scaling the Company’s products, which contributed 60% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 16% of the increase, and the inclusion of the Helix acquisition, which contributed 24% of the increase.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 were $6,577,696, which represented an increase of $6,250,864 compared to general and administrative expenses of $326,832 for the three months ended June 30, 2020. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 40% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 40% of the increase, and the inclusion of the Helix acquisition, which contributed 20% of the increase.

Transaction Related Expenses

Transaction related expenses for the three months ended June 30, 2021 were $0, which represented a decrease of $90,506 compared to transaction related expenses of $90,506 for the three months ended June 30, 2020. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenues

Revenues for the six months ended June 30, 2021 were $6,168,594, which represented an increase of $5,993,177 compared to total revenue of $175,417 for the six months ended June 30, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021, which contributed 70% of the increase, and higher revenues from the Company’s products, which contributed 30% of the increase. Revenues from the Company’s Information products increased $1,794,050 or 1023% compared to the six months ended June 30, 2020.

Cost of Revenues

Cost of revenues increased by $1,690,676 for the six months ended June 30, 2021 from $0 for the six months ended June 30, 2020. The increase related to direct costs related to the delivery of revenues. This increase was primarily from increased revenues of the Company’s Information and Software products. The increase is due to the inclusion of the Helix acquisition since March 2, 2021, which contributed 87% of the increase, and higher cost of revenues from the Company’s Information products, which contributed 13% of the increase.

Research and Development

Research and development expenses for the six months ended June 30, 2021 were $3,447,764, which represented an increase of $2,632,373 compared to total research and development expenses of $815,391 for the six months ended June 30, 2020. The increase is due to higher R&D expenses related to scaling the Company’s products, which contributed 83% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 5% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 12% of the increase.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2021 were $1,776,010, which represented an increase of $1,664,966 compared to total sales and marketing expenses of $111,044 for the six months ended June 30, 2020. The increase is due to higher expenses related to scaling the Company’s products, which contributed 67% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 12% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 21% of the increase.

General and Administrative

General and administrative expenses for the six months ended June 30, 2021 were $9,362,258, which represented an increase of $8,733,173 compared to general and administrative expenses of $629,085 for the six months ended June 30, 2020. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 45% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 37% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 18% of the increase.

Transaction Related Expenses

Transaction related expenses for the six months ended June 30, 2021 were $1,210,279, which represented an increase of $1,119,773 compared to transaction related expenses of $90,506 for the six months ended June 30, 2020. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with U.S. GAAP. The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”) presented on both a historical basis and a “pro forma” basis reflecting the acquisition of Helix as of the beginning of the periods presented. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

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

●
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

●
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

●
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

●
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

●
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

The following tables reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below.

	Historical (Unaudited)		Historical (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Information and Software	$3,763,671	$108,750	$5,172,649	$175,417
Services	492,336	$—	588,647	—
Other	291,978	$—	407,298	—
Total revenues	$4,547,985	$108,750	$6,168,594	$175,417

Net loss	$(7,134,196)	$(791,639)	$(11,625,843)	$(1,466,775)

Depreciation & amortization	595,488	1,419	783,072	1,873
Stock based compensation expense	2,751,547	6,542	3,618,173	11,770
Change in fair value of warrant liability	128,800	—	(494,827)	—
Loss on impairment of goodwill	—	—	—	—
Transaction related expenses	—	90,506	1,210,279	90,506
Interest and investment income, net	20,446	(744)	19,205	(5,707)
Other income	—	—	—	—
Income tax expense	—	—	—	—

Adjusted EBITDA	$(3,637,915)	$(693,916)	$(6,489,941)	$(1,368,333)

Three Months ended June 30, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2021 was a loss of $3,637,915 compared to a loss of $693,916 for the three months ended June 30, 2020, an increase of $2,943,999. The increase is primarily due to investments in product development, customer service, infrastructure and human capital and the inclusion of the Helix acquisition since March 2, 2021.

Six Months ended June 30, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2021 was a loss of $6,489,941 compared to a loss of $1,368,333 for the six months ended June 30, 2020, an increase of $5,121,608. The increase is primarily due to investments in product development, customer service, infrastructure and human capital and the inclusion of Helix.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021 (1)	2020
Revenues:
Information and Software	$3,763,671	$2,378,605	$6,801,326	$4,784,373
Services	492,336	283,732	822,336	651,455
Other	291,978	286,544	553,840	636,888
Total revenues	$4,547,985	$2,948,881	$8,177,502	$6,072,716

Net loss	$(7,134,196)	$(2,907,056)	$(14,388,547)	$(6,140,962)

Depreciation & amortization	595,488	589,688	1,204,300	1,184,848
Stock based compensation expense	2,751,547	322,314	3,781,116	1,071,604
Change in fair value of warrant liability	128,800	41,847	721,397	(615,678)
Loss on impairment of goodwill	—	—	—	1,369,978
Transaction related expenses	—	141,385	2,096,054	175,810
Interest and investment income, net	20,446	170,960	24,060	668,803
Other income	—	—	(55,006)	—
Income tax expense	—	—	—	—

Adjusted EBITDA	$(3,637,915)	$(1,640,862)	$(6,616,626)	$(2,285,597)

(1) The Pro Forma information for the six months ended June 30, 2021 above include revisions to non-GAAP financial measure amounts included in our Quarterly Report on Form 10-Q for three months ended March 31, 2021, as filed with the SEC on May 17, 2021. The net impact of such revisions to Adjusted EBITDA was $(147,596).

Three Months ended June 30, 2021 (Pro Forma)

Revenues

Pro forma revenues for the three months ended June 30, 2021 were $4,547,985, which represented an increase of $1,599,104 compared to total revenue of $2,948,881 for the three months ended June 30, 2020. The increase was primarily due to growth in the number of customers utilizing the Company’s Information products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the three months ended June 30, 2021 was a loss of $3,637,915 compared to a loss of $1,640,862 for the three months ended June 30, 2020, an increase of $1,997,053. The increase is primarily due to investments in product development, customer service, infrastructure and human capital.

Six Months ended June 30, 2021 (Pro Forma)

Revenues

Pro forma revenues for the six months ended June 30, 2021 were $8,177,502, which represented an increase of $2,104,786 compared to total revenue of $6,072,716 for the six months ended June 30, 2020. The increase was primarily due to growth in the number of customers utilizing these products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the six months ended June 30, 2021 was a loss of $6,616,626 compared to a loss of $2,285,597 for the six months ended June 30, 2020, an increase of $4,331,029. The increase is primarily due to investments in product development, customer service, infrastructure and human capital.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling its research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances. The Company expects to continue to fund its operations and future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has generated limited revenues from the licensing of information products. The Company has incurred losses and generated negative cash flows from operations since inception. As of June 30, 2021, the Company’s principal source of liquidity was cash, which totaled $4,763,324 and marketable securities which totaled $12,505,118.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Six Months Ended,
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(8,248,764)	$(1,518,139)
Net cash used in investing activities	(18,269)	(1,144,884)
Net cash provided by financing activities	12,294,355	3,315,700
Effect of foreign exchange rate changes on cash	70,539	—
Net increase in cash and cash equivalents	$4,097,861	$652,677

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $6,730,625 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily the result of scaling up the Company’s operations from the initial start-up phase.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $1,126,615 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This is the result of an increase in additions to property and equipment of $314,366 and an increase in the purchase of marketable securities of $9,616,140, offset by an increase in the sale of marketable securities of $9,746,144 and cash acquired of $1,310,977 as part of the Business Combination.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $8,978,655 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily related to the cash proceeds received from the Company’s equity issuance in April 2021.

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

See Note 3 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also our principal executive officer), and our chief financial officer (who is also our principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

We identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021 remain ineffective to the extent of the material weaknesses identified.

We are committed to remediating the control deficiencies that gave rise to the material weaknesses, certain of which were the result of the evaluation of MOR as the financial successor to Helix for the twelve-months ended December 31, 2021. Our management is responsible for implementing changes and improvements to internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses we identified. With oversight from our Audit Committee, we have taken steps to remediate the internal control deficiencies and expect to implement further remediation actions during 2021 that we believe will improve our internal control over financial reporting. Certain improvements to our internal control over financial reporting occurred as a consequence of the Merger (e.g., additional finance resources and protocols employed by Helix), supplemented by our engagement of outside firms to assist us with additional accounting expertise and with the review of our internal controls framework for our compliance with the Sarbanes Oxley Act of 2002, as amended. Until the remediation actions are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weaknesses noted above will continue to exist.

Notwithstanding the identified material weaknesses, our management, including our chief executive officer and chief financial officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at June 30, 2021 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended June 30, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. There were no other material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The plaintiff seeks damages for Helix’s alleged failure to compensate employees appropriately for the overtime hours they worked as purported “non-exempt” employees. The matter has been conditionally certified as a collective action and the court has authorized the plaintiff to send notice and consent forms to putative class members. Notice and consent forms have been sent. The period for returning consent forms has ended. No decision has been made on the merits of the claim. The case is in the early stages of discovery. The Company will vigorously defend the claims in the lawsuit.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. As of June 30, 2021, the case is in the process of discovery, with several depositions set for August 2021.  Pursuant to a recent hearing, the case is currently set for trial on an eight-week trial docket beginning on January 17, 2022. The parties are working on a proposed scheduling order to reflect the Court’s recent ruling as to the rescheduling of the trial.  In addition, mediation is in the process of being scheduled.

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

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. The case is in the early stages of discovery. The Company will vigorously defend the claims in the lawsuit.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2021, we entered into a securities purchase agreement with certain accredited investors (the “Investors”) and certain of our directors (the “Affiliates”), pursuant to which we issued (i) 631,282 shares of our common stock to the Investors at a price of $8.95 per share, which represented a 15% discount to the volume weighted price of our common stock on April 8, 2021, and (ii) 560,461 shares of our common stock to the Affiliates at a price of $11.33 per share, which amount equals the consolidated closing bid price of our common stock on April 9, 2021, for aggregate gross proceeds to us of $12,000,000 (the “PIPE Offering”).

In connection with the PIPE Offering, we agreed to use reasonable commercial efforts to file a Registration Statement on Form S-3 covering the resale of the shares of common stock sold in the PIPE Offering as soon as practicable after the date on which we become eligible to use a Registration Statement on Form S-3.

The offer, sale and issuance of these securities were exempt from registration in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and/or under Regulation D of the Securities Act, relative to transactions by an issuer not involving a public offering.

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

10.1
Form of Securities Purchase Agreement, dated April 12, 2021, by and between the Registrant and each of the investors and the affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2021.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Clifford Farren
Clifford A. Farren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)