Form 10-Q
period 2021-09-30
Forian Inc.
filed 2021-11-15
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended SEPTEMBER 30, 2021
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

Registrant’s telephone number, including area code: (267) 225-6263
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of November 9, 2021, there were 32,561,117 shares outstanding of the registrant’s common stock including shares of unvested restricted stock.

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

Item 1.	Financial Statements and Supplementary Data

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$23,535,098	$665,463
Marketable securities	12,399,243	11,501,844
Accounts receivable, net	2,179,979	22,996
Contract assets	364,480	196,701
Prepaid expenses	912,879	120,979
Other assets	300,000	—
Total current assets	39,691,679	12,507,983

Property and equipment, net	762,658	46,358
Intangible assets, net	9,596,702	—
Goodwill	9,125,372	—
Right of use assets, net	916,195	—
Deposits and other assets	329,682	—
Total assets	$60,422,288	$12,554,341

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,095,328	647,601
Accrued expenses	2,993,013	480,741
Short-term operating lease liabilities	245,771	—
Notes payable	15,250	—
Warrant liability	501,110	—
Deferred revenues	682,157	158,884
Total current liabilities	5,532,629	1,287,226

Long-term liabilities:
Long-term operating lease liabilities	675,254	—
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,049,114	—
Total long-term liabilities	24,724,368	—

Total liabilities	30,256,997	1,287,226

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,533,083 issued and outstanding as of September 30, 2021 and 21,233,039 issued and outstanding as of December 31, 2020	31,533	21,233
Additional paid-in capital	54,905,098	17,514,907
Accumulated deficit	(24,771,340)	(6,269,025)
Total stockholders' equity	30,165,291	11,267,115
Total liabilities and stockholders' equity	$60,422,288	$12,554,341

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Information and Software	$4,489,177	$159,504	$9,661,826	$334,921
Services	269,753	—	858,400	—
Other	202,825	—	610,123	—
Total revenues	4,961,755	159,504	11,130,349	334,921

Costs and Expenses:
Cost of revenue	1,337,981	—	3,028,657	—
Research and development	2,612,184	658,824	6,059,948	1,474,215
Sales and marketing	1,088,203	40,217	2,864,213	151,261
General and administrative	6,673,723	514,280	16,035,981	1,143,365
Depreciation and amortization	598,565	3,059	1,381,637	4,932
Transaction related expenses	—	105,128	1,210,279	195,634
Total costs and expenses	12,310,656	1,321,508	30,580,715	2,969,407

Loss From Operations	(7,348,901)	(1,162,004)	(19,450,366)	(2,634,486)

Other Income (Expense):
Change in fair value of warrant liability	251,778	—	746,605	—
Interest and investment income	1,903	89	4,601	5,796
Interest expense	(79,422)	—	(101,325)	—
Foreign currency related gains	298,170	—	298,170	—
Total other income, net	472,429	89	948,051	5,796

Net loss before income taxes	(6,876,472)	(1,161,915)	(18,502,315)	(2,628,690)
Income tax expense	—	—	—	—

Net Loss	$(6,876,472)	$(1,161,915)	$(18,502,315)	$(2,628,690)

Other comprehensive loss:
Changes in foreign currency translation adjustment	(145,250)	—	—	—
Total other comprehensive loss	$(145,250)	$—	$—	$—
Total comprehensive loss	$(7,021,722)	$(1,161,915)	$(18,502,315)	$(2,628,690)

Basic and diluted net loss per common share	$(0.22)	$(0.08)	$(0.64)	$(0.22)
Weighted-average shares outstanding:	31,332,735	14,208,049	28,814,825	12,038,534

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2021		$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition			8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock			671,641	671	9,987	—	10,658
Issuance of common stock warrants			—	—	389,976	—	389,976
Forian shares issued upon exercise of MOR Class B options			10,167	10	292,820	—	292,830
Stock based compensation expense			—	—	6,235,021	—	6,235,021
Issuance of Forian common stock			1,191,743	1,192	11,967,460	—	11,968,652
Issuance of Forian common stock upon exercise of stock options			18,110	19	48,551	—	48,570
Net loss						(18,502,315)	(18,502,315)
Balance at September 30, 2021	—	$—	31,533,083	31,533	54,905,098	(24,771,340)	30,165,291

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2020		$—	7,713,528	$7,713	$1,000,098	$(1,288,842)	$(281,031)
Issuance of MOR Series S Units in March 2020			5,316,284	5,316	3,310,384		3,315,700
Conversion of Promissory Notes for MOR Series S Units in March 2020			295,501	296	184,004		184,300
Vested MOR Class B Profit Interest Units			1,281,172	1,281	19,050		20,331
Net loss						(2,628,690)	(2,628,690)
Balance at September 30, 2020	—	$—	14,606,485	$14,606	$4,513,536	$(3,917,532)	$610,610

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Other Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance at July 1, 2021		$—	31,198,721	$31,199	$52,264,976	$145,250	$(17,894,868)	$34,546,557
Forian Restricted Stock Vesting from MOR unvested restricted stock			328,518	328	4,885			5,213
Stock based compensation expense					2,622,293			2,622,293
Issuance of Forian common stock upon exercise of stock options			5,844	6	12,944			12,950
Foreign currency translation						(145,250)		(145,250)
Net loss							(6,876,472)	(6,876,472)
Balance at September 30, 2021	—	$—	31,533,083	$31,533	$54,905,098	$—	$(24,771,340)	$30,165,291

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at July 1, 2020		$—	14,066,991	$14,067	$4,505,514	$(2,755,617)	$1,763,964
Vested MOR Class B Profit Interest Units			539,494	539	8,022		8,561
Net loss						(1,161,915)	(1,161,915)
Balance at September 30, 2020	—	$—	14,606,485	$14,606	$4,513,536	$(3,917,532)	$610,610

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
(Formerly known as MEDICAL OUTCOMES RESEARCH ANALYTICS, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,502,315)	$(2,628,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,381,637	4,932
Amortization on right of use asset	166,489	—
Amortization of debt issuance costs	444	—
Accrued interest on Convertible Notes	70,000	—
Realized and unrealized gain on marketable securities	(3,295)	(5,669)
Provision for doubtful accounts	89,130	—
Stock-based compensation expense	6,245,679	20,331
Change in fair value of warrant liability	(746,605)	—
Non-cash transaction expenses	389,976	—
Change in operating assets and liabilities:
Accounts receivable	(1,757,660)	—
Contract assets	(147,651)	—
Prepaid expenses	(576,836)	(249,823)
Changes in lease liabilities during the period	(186,383)	—
Deposits and other assets	(120,732)	—
Accounts payable	(234,152)	503,026
Accrued expense	539,608	—
Deferred revenues	202,337	—
Net cash used in operating activities	(13,190,329)	(2,355,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(640,080)	(34,206)
Purchase of marketable securities	(24,903,107)	(2,888,648)
Sale of marketable securities	24,009,003	3,044,084
Cash acquired as part of business combination	1,310,977	—
Net cash (used in) provided by investing activities	(223,207)	121,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of MOR Series S units	—	3,315,700
Proceeds from exercise of MOR Class B options	292,830	—
Payments on notes payable and financing arrangements	(5,551)	—
Proceeds from exercise of common stock options	48,570	—
Proceeds from sale of common stock	11,968,652	—
Proceeds from the issuance of convertible notes payable	23,978,670	—
Net cash provided by financing activities	36,283,171	3,315,700

Net change in cash	22,869,635	1,081,037

Cash and cash equivalents, beginning of period	665,463	494

Cash and cash equivalents, end of period	$23,535,098	$1,081,531

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of September 30, 2021. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Boss Security Solutions, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, BT UCS, Inc., Engeni LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni LLC), Green Tree International, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the period from March 2, 2021 through September 30, 2021, sales in Argentina represented less than 2% of the Company’s consolidated sales. Assets held in Argentina as of September 30, 2021 represented less than 1% of the Company’s consolidated assets. While the hyperinflationary conditions did not have a material impact on the Company’s business during the period from March 2, 2021 through September 30, 2021, in the future, we may incur larger currency devaluations.

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

Reclassifications and Corrections

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. The Company previously reported foreign currency related gains and losses related to Engeni SA, which was acquired as part of the acquisition of Helix, as part of other comprehensive income (loss) in the condensed consolidated financial statements for the three-month periods ended March 31, 2021 and June 30, 2021. The foreign currency gain of $298,170 for the three and nine-month periods ended September 30, 2021 includes $145,250 that was previously reported as other comprehensive income (loss). The Company assessed the impact of this correction and determined it was not material to the current or prior reporting periods. Please refer to Foreign Currency policy above.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $256,767 and $0 at September 30, 2021 and December 31, 2020, respectively.

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

Business Combinations

The Company accounts for its business combinations under the provisions of ASC Topic 805-10, which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (i) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity; or (ii) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Topic 606, - Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. ASC 606-10-32-32 requires the determination of the price at which the Company would sell individual products or services to a customer. The Company does not always have sufficient data or experience related to the terms and pricing for products and services when components are sold on a standalone basis. In instances where insufficient data exists, the Company recognizes the contractual fees ratably over the term of the arrangement. In instances where a customer has limited operating history or the customer has recently been formed, management may determine that it is prudent to recognize only the first year’s fees ratably over the first year of the term or as amounts are billed and collectability is assured. Performance obligations that are distinct and remain undelivered would not be recognized until the end of the contract provided that the consideration is guaranteed. No significant judgements affect the determination of the amount and timing of revenue.

The Company generates revenue from three categories of product offerings: Information and Software, Services and Other.

In 2020, the revenue generated by the Company was exclusively from Information and Software relating to MOR. In 2021, the Company also began to recognize Information and Software, Services and Other revenues related to its acquisition of Helix on March 2, 2021.

In most Information and Software contracts, payments are scheduled throughout the term and the contract may include one or more of the following performance obligations: (i) the provision of historical and/or current information as agreed upon, (ii) access to the information through a hosting provider, (iii) access to and use of software products, (iv) installation and training and (v) access to the Company’s analytical team throughout the term of the agreement, as agreed upon.

Information and Software contracts do not always have distinct pricing assigned to each performance obligation; rather, the price is bundled and the total bundled pricing is invoiced throughout the term of the agreement, with the exception of contracts for software products which provide separate pricing for implementation and training of such products.

The Company recognizes revenue resulting from Information and Software pursuant to agreements under which the Company receives payments for providing the customer access to its products over the contract period. The Company satisfies its performance obligations throughout the term of the contract. Any payments received prior to satisfying performance obligations are deferred and recognized as the performance obligations are satisfied. There are no variable considerations or financing component under such contracts. Prices are typically fixed, but certain contracts can also include royalties in excess of fixed fees. There were $62,500 of royalties in excess of fixed fees for the nine months ended September 30, 2021. Invoicing under contracts is set forth in an invoicing schedule as part of the contract and payments are typically due within 30 days.

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

Contract acquisition costs, which consist of sales commissions paid or payable, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term. $45,714 and $53,784 of such costs were capitalized as of September 30, 2021 and December 31, 2020, respectively. There are no significant judgements affecting the determination of the amount and timing of the related revenue.

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

Contract liabilities (“Deferred Revenue”) result when cumulative receipts under a contract for the same performance obligation exceeds the total revenue recognition and such excess is reflected in Deferred Revenue and represents the value of the performance obligations to be satisfied after September 30, 2021.

Contract assets and deferred revenues consist of the following as of September 30, 2021:

	Contract Assets			Contract Liability
	Costs of Obtaining Contracts	Unbilled Revenue	Total	Deferred Revenue

Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,936
Acquired balances recognized during period	—	(20,128)	(20,128)	(305,340)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	(8,070)	175,849	167,779	666,561
Balance at September 30, 2021	$45,714	$318,766	$364,480	$682,157

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

Customer Concentration

The Company did not have any customers that exceeded 10% of total revenue for the three and nine months ended September 30, 2021. The Company had a single customer that accounted for 84% and 90% of total revenue for the three and nine months ended September 30, 2020, respectively.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software Products. While information licensing fees represented less than 10% of the Company’s operating expenses for the three and nine months ended September 30, 2021, respectively, and for the three and nine months ended September 30, 2020, respectively, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and nine months ended September 30, 2021 and 2020, respectively.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Product development costs are primarily personnel related to activities for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs are expensed as incurred. The Company capitalized software development costs of $561,553 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $18,011 and $39,009 for the three and nine months ended September 30, 2021, respectively, and $0 and $0 for the three and nine months ended September 30, 2020, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At September 30, 2021, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three and nine months ended September 30, 2021 and 2020, respectively, the diluted loss per share is the same as basic loss per share for the periods presented.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

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

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock are authorized and reserved for issuance under the 2020 Plan. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of Company common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period, net of forfeitures, which are recorded as they occur.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update removes separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. Under ASU 2020-06, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity’s fiscal year. Early adoption is permitted. The Company has elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. The Company evaluated the terms of its debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As a result, there is no equity component and the Company recorded the convertible note as a single liability within long-term debt on its condensed consolidated balance sheet. The Company applies the if-converted method for calculation of diluted earnings per share for its convertible debt instruments.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The Company is evaluating the potential impact of ASU 2021-08 on its financial statements and related disclosures.

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

The following table summarizes the preliminary purchase price allocations relating to the Merger:

Total purchase price	$18,454,784

Assets acquired:
Cash	1,310,977
Accounts receivable, net	488,453
Prepaid expenses	215,064
Contract assets	20,128
Other assets	450,000
Property and equipment	146,559
Software Technology	5,279,000
Trade Names and Trademarks	386,000
Customer Relationships	5,243,000
Right of use assets	1,082,684
Deposits and other assets	58,950
Total assets acquired	$14,680,815

Liabilities assumed:
Accounts payable and accrued liabilities	$2,654,543
Short-term lease liabilities	295,364
Deferred revenues	320,936
Warrant liability	1,247,715
Notes payable and financing arrangements	20,801
Other long-term liabilities	812,044
Total liabilities assumed	$5,351,403
Estimated fair value of net assets acquired:	$9,329,412

Goodwill	$9,125,372

The Company adjusts provisional goodwill balance when new information is obtained regarding the valuation of acquired assets and liabilities during a one-year measurement period from the date of acquisition in accordance with ASC 805-10. During the three months ended September 30, 2021, the Company adjusted provisional goodwill by $424,460 based on new information obtained regarding certain contingent liabilities and other assets.

The preliminary estimates for useful lives of the identified intangibles are 8 years for Trade Names and Trademarks, 5 years for Customer Relationships and 2 and 7 years for Software Technology Intangibles with a weighted average useful life of 5.47 years.

Transaction costs incurred in connection with the Business Combination amounted to approximately $0 and $1,210,279 during the three and nine months ended September 30, 2021, respectively.

Unaudited Pro Forma Results

The following table represents the revenue, net loss and loss per share effect of the acquired company, as reported on a pro forma basis as if the acquisition occurred on January 1, 2020. These pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2021	2020	2021	2020
Revenues	$4,961,755	$3,062,557	$13,139,257	$9,135,273
Net loss	(6,876,472)	(42,488,120)	(21,265,019)	(46,647,993)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.22)	$(1.48)	$(0.69)	$(1.75)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of September 30, 2021 and 2020, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of September 30, 2021 and December 31, 2020, the Company’s balance sheet reflected other prepaid expenses of $912,879 and $120,979, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Note 7	PROPERTY AND EQUIPMENT, NET

As of September 30, 2021 and December 31, 2020, property and equipment were comprised of the following:

	September 30, 2021	December 31, 2020
	Unaudited
Personal computing equipment	$129,702	$55,767
Furniture and equipment	117,343	—
Software development costs	561,553	—
Vehicles	25,876	—
Total	834,474	55,767
Less: Accumulated depreciation and amortization	(71,816)	(9,409)
Property and equipment, net	$762,658	$46,358

Depreciation and amortization expense for the three and nine months ended September 30, 2021 was $30,909 and $69,895, respectively, and for the three and nine months ended September 30, 2020 was $3,059 and $4,932, respectively.

Note 8	INTANGIBLE ASSETS, NET

The preliminary allocation of the purchase price for the acquisition was allocated based on information that is currently available. The Company's estimates and assumptions underlying the initial allocations is subject to the collection of information necessary to complete its allocations within the measurement period, which is up to one year from the acquisition date.

The following table summarizes the Company’s intangible assets as of September 30, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at 9/30/2021
Customer Relationships	5	$5,243,000	$(606,046)	$4,636,954
Software Technology	2	1,170,000	(338,105)	831,895
Software Technology	7	4,109,000	(339,261)	$3,769,739
Tradenames and Trademarks	8	386,000	(27,886)	358,114
		$10,908,000	$(1,311,298)	$9,596,702

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $567,212 and 1,311,298 for the three and nine months ended September 30, 2021, respectively, and $0 for the three and nine months ended September 30, 2020.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2021 remaining	$567,213
2022	2,268,850
2023	1,784,495
2024	1,683,850
2025	1,683,850
Thereafter	1,608,444
Total	$9,596,702

Note 9	ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	September 30, 2021	December 31, 2020
Employee compensation	1,903,187	346,720
Accrued expenses	1,089,826	8,825
Transaction-related	—	125,196
Total	$2,993,013	$480,741

Transaction-related accrued expenses are associated with the Merger. See Note 4.

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of September 30, 2021, the Company had 97,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

As of September 30, 2021
Fair value of company's common stock	$10.32
Dividend yield	0%
Expected volatility	80% - 145%
Risk Free interest rate	0.05% - 0.58%
Expected life (years)	2.07
Exercise price	$8.00 - $28.00
Fair value of financial instruments - warrants	$501,110

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance at January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(746,605)

Balance at September 30, 2021	$501,110

Amount
Balance at July 1, 2021	$752,888

Change in fair value of warrant liability	(251,778)

Balance at September 30, 2021	$501,110

Note 11	CONVERTIBLE NOTES

	September 30, 2021	December 31, 2020
Principal outstanding	$24,000,000	$—
Add: accrued interest	70,000	—
Less: unamortized debt issuance costs	(20,886)	—
Convertible note payable, net of debt issuance costs	$24,049,114	$—

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $70,000 for the three and nine months ended September 30, 2021.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined embedded features are all clearly and closely related to the debt host instrument and therefore are not required to be bifurcated and separately measured at fair value. The Warrants were not issued in connection with the Notes, and issuance of the Warrants is contingent upon conversion of the Notes at the option of the Holder, therefore no portion of the proceeds are allocated to the Warrants.

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the three months ended September 30, 2021, the Company recognized $444 in amortization of debt issuance costs.

Note 12	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

Unvested equity interests of MOR were converted into restricted Company common stock based upon the exchange ratio of 1.7776 shares of Company common stock for each 1 MOR unit, subject to any adjustments required under the Contribution Agreement. The information regarding the 2020 Plan below is presented as though the combination occurred as of the beginning of the periods presented.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	1,237,396	$0.62
Issued	2,191,869	1.21
Vested	1,729,589	0.72
Canceled	—	—
Unvested at December 31, 2020	1,699,676	1.28
Issued	444,000	11.76
Vested	671,642	0.03
Canceled	(50,000)	12.18
Unvested at September 30, 2021	1,422,034	$3.35

The 1,422,034 of unvested awards at September 30, 2021 consists of 444,000 restricted stock units and 1,028,034 shares of restricted stock.

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

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

September 30, 2021
Exercise Price	$2.00 to $51.80
Fair value of Company common stock	$9.39 to $22.90
Dividend yield	0%
Expected volatility	118.0%
Risk Free interest rate	0.9% to 1.0%
Expected life (years) remaining	0 to 9.93

Stock option activity for the period ended September 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.44
Granted	3,815,214	$12.85	9.53
Exercised	(22,437)	$4.57	1.92
Forfeited and expired	(161,893)	$11.74	9.16
Outstanding at September 30, 2021	4,085,973	$14.25	8.84
Vested options at September 30, 2021	455,089	$15.13	3.44

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $11.94 and $0.02 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $42,992,330, which the Company expects to recognize over a weighted-average period of approximately 3.88 years. Stock compensation expense for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	14,823	—	19,479	—
Research and development	(131,774)	2,868	6,215	8,666
Sales and marketing	108,477	1,476	315,140	3,505
General and administrative	2,635,980	4,217	5,904,845	8,160
Total	2,627,506	8,561	6,245,679	20,331

Note 13	STOCKHOLDERS’ EQUITY

The Condensed Consolidated Statement of Stockholders’ Equity reflects the exchange of MOR Members Equity for Company common stock as of the beginning of the periods presented. See Note 2.
All of MOR’s Class A, Class B vested profit interests’ units, Series S, Series S-1, and vested Restricted Class B units were converted to Company common stock on March 2, 2021 based upon the exchange ratio of 1.7776 shares of Company common stock to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. Unvested Class B profit interest units, unvested restricted Class B units and options to acquire Restricted Class B Units were converted to unvested restricted Company common stock on March 2, 2021 based upon the exchange ratio of 1.7776 shares of Company common stock to 1 MOR member unit, subject to adjustment pursuant to the Contribution Agreement. The applicable vesting provisions of such MOR units carried over to the restricted Company common stock.

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

In March 2021, the Company issued warrants to purchase 17,031 shares of Company common stock at a per-share purchase price equal to $0.01. The warrants terminate after a period of 2 years from the issuance date. The warrants were issued in exchange for services provided with a fair value of $389,976 included in transaction related expenses for the nine months ended September 30, 2021.

On April 16, 2021, the Company raised proceeds of $11,968,652, net of transaction expenses of $31,348, resulting from the sale of 1,194,743 shares of Company common stock at an average purchase price equal to $10.21 per share to a select group of institutional and accredited investors. Investors included both unaffiliated investors as well as directors of the Company. Directors purchased 560,461 shares of common stock at a purchase price of $11.33 per share, which amount represented the consolidated closing bid price of Company common stock as reported by the Nasdaq on April 9, 2021, the last trading day prior to execution of the securities purchase agreement. Unaffiliated investors purchased 631,282 shares of Company common stock at a purchase price of $8.95 per share, which price was negotiated on April 9, 2021, and represents an approximately 15% discount to the preceding day’s volume weighted average price.

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(6,876,472)	$(1,161,915)	$(18,502,315)	$(2,628,690)

Net loss per share attributable to common shareholders:
Basic	$(0.22)	$(0.08)	$(0.64)	$(0.22)
Diluted	$(0.22)	$(0.08)	$(0.64)	$(0.22)

Weighted average common shares outstanding:
Basic	31,332,735	14,208,049	28,814,825	12,038,534
Diluted	31,332,735	14,208,049	28,814,825	12,038,534

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the Three and Nine Months ended September 30,
	2021	2020
Potentially dilutive securities:
Warrants	124,087	—
Stock options	4,085,973	—
Convertible notes	2,411,018	—
Unvested Restricted Stock Awards and Units	1,422,034	2,148,093
Total	8,043,112	2,148,093

Note 15	RELATED PARTY TRANSACTIONS

On May 6, 2019, MOR entered into an arrangement with family trusts controlled by Max Wygod and Martin Wygod, directors of MOR, to issue two separate promissory notes (“Promissory Note(s)”) entitling MOR to secure up to $100,000 per Promissory Note to fund operations. The Promissory Notes had no interest rate and were due on the sooner of the initial closing of MOR’s Series S Preferred Unit financing or December 31, 2020. In March 2020, in connection with MOR’s Series S Preferred Unit financing, the aggregate outstanding balance of the Promissory Notes of $184,300, was converted, at the option of the holders, into 295,501 shares of Company common stock.

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of MOR. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and nine months ended September 30, 2021 and 2020 of $107,125 and $303,274, and $66,040 and $310,315, respectively.

On April 16, 2021, the Company raised net proceeds of $11,968,652 resulting from the sale of Company common stock to a select group of institutional and accredited investors, which included directors of the Company. See Note 13 for additional information.

On September 1, 2021, the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who holds $6,000,000 of the Notes. See Note 11 for additional information.

Note 16	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to five years. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

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

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Cash used in operating leases	$211,077	$—
ROU assets obtained in exchange for lease obligations	$166,489	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	As of September 30, 2021	As of December 31, 2020
Right of use assets, net	$916,195	$—

Short-term operating lease liabilities	$245,771	$—
Long-term operating lease liabilities	675,254	—
Total lease liabilities	$921,025	$—
Weighted average remaining lease term (in years)	3.41	—
Weighted average discount rate	8.5%	0.0%

The components of lease expense were as follows for each of the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$81,936	$—	$191,182	$—
Short-term lease expense	$19,393	$3,928	$62,916	$12,074
Total operating lease costs	$101,329	$3,928	$254,098	$12,074

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows:

As of September 30, 2021
2021 remaining	$69,901
2022	308,470
2023	286,670
2024	291,161
2025	85,726
Thereafter	14,288
Total future minimum lease payments	$1,056,216
Less imputed interest	(135,191)
Total	$921,025

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of September 30, 2021:

	September 30, 2021	December 31, 2020
	Unaudited
Year ending December 31, 2021	$500,000	$533,488
Year ending December 31, 2022	772,188	272,188
Year ending December 31, 2023	1,000,000	—
Year ending December 31, 2024	1,500,000	—
Year ending December 31, 2025	1,600,000	—
Thereafter	400,000	—
	$5,772,188	$805,676

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that we believe to be material, except for the below.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. The case is in the process of discovery. A hearing on motions for summary judgement is expected after January 17, 2022, with trial on an eight-week trial docket scheduled to begin on January 17, 2022.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint, the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Despite seeking an injunction in the complaints, none of the plaintiffs followed up with a motion to enjoin the transactions. As of October 25, 2021, the four Stockholder Complaints have been dismissed and are no longer pending. Specifically, On March 11, 2021, the Robinson Complaint was voluntarily dismissed. On September 7, 2021, the Baros Complaint was voluntarily dismissed. On September 13, 2021, the Dillion Complaint was voluntarily dismissed. On October 25, 2021, the Anderson Complaint was voluntarily dismissed.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. The case is in the early stages of discovery and the parties have agreed to voluntary mediation scheduled for December 13, 2021. Trial is scheduled to begin on August 8, 2022. The Company will vigorously defend the claims in the lawsuit.

Note 17	SEGMENT RESULTS

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

The following represents selected information for the Company’s reportable segments:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Information and Software
Revenue	$4,489,177	$159,504	$9,661,826	$334,921
Costs and expenses	7,661,631	1,007,777	17,813,947	$2,177,550
Loss from operations	(3,172,454)	(848,273)	(8,152,121)	(1,842,629)
Total other income/(expense)	—	—	—	—
Net loss before income taxes	(3,172,454)	(848,273)	(8,152,121)	(1,842,629)

Services
Revenue	$269,753	$—	$858,400	$—
Costs and expenses	369,507	—	755,627	—
Loss from operations	(99,754)	—	102,773	—
Total other income/(expense)	—	—	—	—
Net loss before income taxes	(99,754)	—	102,773	—

Other
Revenue	$202,825	$—	$610,123	$—
Costs and expenses	228,014	—	698,001	—
Loss from operations	(25,189)	—	(87,878)	—
Total other income/(expense)	(275)	—	(607)	—
Net income before income taxes	(25,464)	—	(88,485)	—

Centrally Managed Costs
Revenue	$—	$—	$—	$—
Costs and expenses	4,051,504	313,731	11,313,140	791,857
Loss from operations	(4,051,504)	(313,731)	(11,313,140)	(791,857)
Total other income/(expense)	472,704	89	948,658	5,796
Net loss before income taxes	(3,578,800)	(313,642)	(10,364,482)	(786,061)

Totals
Revenue	$4,961,755	$159,504	$11,130,349	$334,921
Costs and expenses	12,310,656	1,321,508	30,580,715	2,969,407
Loss from operations	(7,348,901)	(1,162,004)	(19,450,366)	(2,634,486)
Total other income/(expense)	472,429	89	948,051	5,796
Net loss	$(6,876,472)	$(1,161,915)	$(18,502,315)	$(2,628,690)

Approximately 97% of revenues were attributable to customers in the United States for the three and nine months ended September 30, 2021. All of the Company’s revenues were attributable to customers in the United States for the three and nine months ended September 30, 2020.

Note 18	SUBSEQUENT EVENTS

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

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020, respectively, should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees, data fees, and hosted infrastructure costs. We continue to focus our research and development efforts on adding new features and applications to our product offerings. Once our prototypes are proven, we begin to capitalize costs that qualify with the associated development rather than recording those costs as research and development.

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense including advertising, market research, and events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue to invest in marketing and sales by expanding our selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events will affect our marketing costs in any particular quarter.

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

Results of Operations for the three and nine months ended September 30, 2021 and 2020

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$4,961,755	159,504	$11,130,349	$334,921
Costs and Expenses
Cost of Revenues	1,337,981	—	3,028,657	—
Research and development	2,612,184	658,824	6,059,948	1,474,215
Sales and marketing	1,088,203	40,217	2,864,213	151,261
General and administrative	6,673,723	514,280	16,035,981	1,143,365
Depreciation and amortization	598,565	3,059	1,381,637	4,932
Transaction related expenses	—	105,128	1,210,279	195,634
Loss from operations	$(7,348,901)	$(1,162,004)	$(19,450,366)	$(2,634,486)

Comparison of Three Months Ended September 30, 2021 and 2020

Revenues

Revenues for the three months ended September 30, 2021 were $4,961,755, which represented an increase of $4,802,251, compared to total revenue of $159,504 for the three months ended September 30, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition, which contributed 59% of the increase, and higher revenues from the Company’s Information products, which contributed 41% of the increase. Revenues from the Company’s Information products increased $1,986,699, or 1246%, compared to the three months ended September 30, 2020.

Cost of Revenues

Cost of revenues increased by $1,337,981 for the three months ended September 30, 2021, from $0 for the three months ended September 30, 2020. The increase related to direct costs related to the delivery of revenues. This increase was primarily from increased revenues of the Company’s Information and Software products. The increase is due to the inclusion of the Helix acquisition, which contributed 92% of the increase, and higher cost of revenues from the Company’s Information products, which contributed 8% of the increase.

Research and Development

Research and development expenses for the three months ended September 30, 2021 were $2,612,184, which represented an increase of $1,953,360 compared to total research and development expenses of $658,824 for the three months ended September 30, 2020. The increase is due to higher R&D expenses related to scaling the Company’s products, which contributed 92% of the increase, offset by 7% due to forfeitures of stock-based compensation awards, and the inclusion of the Helix acquisition, which contributed 15% of the increase.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2021 were $1,088,203, which represented an increase of $1,047,986 compared to total sales and marketing expenses of $40,217 for the three months ended September 30, 2020. The increase is due to higher expenses related to scaling the Company’s products, which contributed 65% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 10% of the increase, and the inclusion of the Helix acquisition, which contributed 25% of the increase.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were $6,673,723, which represented an increase of $6,159,443 compared to general and administrative expenses of $514,280 for the three months ended September 30, 2020. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 38% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 43% of the increase, and the inclusion of the Helix acquisition which contributed 19% of the increase.

Transaction Related Expenses

Transaction related expenses for the three months ended September 30, 2021 were $0, which represented a decrease of $105,128 compared to transaction related expenses of $105,128 for the three months ended September 30, 2020. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenues

Revenues for the nine months ended September 30, 2021 were $11,130,349, which represented an increase of $10,795,428 compared to total revenue of $334,921 for the nine months ended September 30, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021, which contributed 65% of the increase, and higher revenues from the Company’s products, which contributed 35% of the increase. Revenues from the Company’s Information products increased $3,780,749 or 1129% compared to the nine months ended September 30, 2020.

Cost of Revenues

Cost of revenues increased by $3,028,657 for the nine months ended September 30, 2021 from $0 for the nine months ended September 30, 2020. The increase related to direct costs related to the delivery of revenues. This increase was primarily from increased revenues of the Company’s Information and Software products. The increase is due to the inclusion of the Helix acquisition since March 2, 2021, which contributed 89% of the increase, and higher cost of revenues from the Company’s Information products, which contributed 11% of the increase.

Research and Development

Research and development expenses for the nine months ended September 30, 2021 were $6,059,948, which represented an increase of $4,585,733 compared to total research and development expenses of $1,474,215 for the nine months ended September 30, 2020. The increase is due to higher R&D expenses related to scaling the Company’s products, which contributed 87% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 13% of the increase.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2021 were $2,864,213, which represented an increase of $2,712,952 compared to total sales and marketing expenses of $151,261 for the nine months ended September 30, 2020. The increase is due to higher expenses related to scaling the Company’s products, which contributed 65% of the increase, stock-based compensation expenses related to equity awards granted to new Company employees after we became a public company on March 2, 2021, which contributed approximately 12% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 23% of the increase.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2021 were $16,035,981, which represented an increase of $14,892,616 compared to general and administrative expenses of $1,143,365 for the nine months ended September 30, 2020. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 42% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 40% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 18% of the increase.

Transaction Related Expenses

Transaction related expenses for the nine months ended September 30, 2021 were $1,210,279, which represented an increase of $1,014,645 compared to transaction related expenses of $195,634 for the nine months ended September 30, 2020. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with U.S. GAAP. The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”) presented on both a historical basis and a “pro forma” basis reflecting the acquisition of Helix as of the beginning of the periods presented. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

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

•
Interest Expense. Interest expense is associated with the Notes entered into on September 1, 2021 in the amount of $24,000,000. The Notes are due on September 1, 2025 and accrued interest at an annual rate of 3.5%. We exclude interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

•
Investment Income. Investment income is associated with the level of marketable debt securities and other interest-bearing accounts in which we invest. Interest and investment income can vary over time due to a variety of financing transactions, changes in interest rates, cash used to fund operations and capital expenditures and acquisitions that we have entered into or may enter into in the future. We exclude interest and investment income from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income will recur in future periods.

•
Foreign Currency Related Gains. Foreign currency related gains result from foreign currency transactions and translation gains and losses related to Engeni SA, a subsidiary of the Company acquired as part of the acquisition of Helix. We exclude foreign currency related gains from Adjusted EBITDA because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that foreign currency related gains or losses are expected to recur in future periods.

•
Other Items. We engage in other activities and transactions that can impact our net loss. In the periods being reported, these other items included (i) change in fair value of warrant liability which related to warrants assumed in the acquisition of Helix; (ii) transaction related expenses which consist of professional fees and other expenses incurred in connection with the acquisition of Helix; (iii) other income which consists of profits on marketable security investments; and (iv) loss on impairment of goodwill. We exclude these other items from Adjusted EBITDA because we believe these activities or transactions are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

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

The following tables reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Historical (Unaudited)		Historical (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Information and Software	$4,489,177	$159,504	$9,661,826	$334,921
Services	269,753	$—	858,400	—
Other	202,825	$—	610,123	—
Total revenues	$4,961,755	$159,504	$11,130,349	$334,921

Net loss	$(6,876,472)	(1,161,915)	$(18,502,315)	$(2,628,690)

Depreciation & amortization	598,565	3,059	1,381,637	4,932
Stock based compensation expense	2,627,506	8,561	6,245,679	20,331
Change in fair value of warrant liability	(251,778)	—	(746,605)	—
Loss on impairment of goodwill	—	—	—	—
Transaction related expenses	—	105,128	1,210,279	195,634
Interest and investment income	(1,903)	(89)	(4,601)	(5,796)
Interest expense	79,422	—	101,325	—
Foreign currency related gains	(298,170)	—	(298,170)	—
Other income	—	—	—	—
Income tax expense	—	—	—	—

Adjusted EBITDA	$(4,122,830)	(1,045,256)	$(10,612,771)	$(2,413,589)

Three Months ended September 30, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 was a loss of $4,122,830 compared to a loss of $1,045,256 for the three months ended September 30, 2020, an increase of $3,077,574. The increase is primarily due to investments in product development, customer service, infrastructure and human capital and the inclusion of the Helix acquisition since March 2, 2021.

Nine Months ended September 30, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2021 was a loss of $10,612,771 compared to a loss of $2,413,589 for the nine months ended September 30, 2020, an increase of $8,199,182. The increase is primarily due to investments in product development, customer service, infrastructure, and human capital and the inclusion of Helix.

	Pro Forma (Unaudited)		Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Information and Software	$4,489,177	$2,559,049	$11,290,503	$7,343,422
Services	269,753	330,000	1,092,089	981,455
Other	202,825	173,508	756,665	810,396
Total revenues	$4,961,755	$3,062,557	$13,139,257	$9,135,273

Net loss	$(6,876,472)	$(42,488,120)	$(21,265,019)	$(46,647,993)

Depreciation & amortization	598,565	585,371	1,802,865	1,770,219
Stock based compensation expense	2,627,506	563,599	6,408,622	1,635,203
Change in fair value of warrant liability	(251,778)	(67,039)	469,619	(682,717)
Loss on impairment of goodwill	—	39,963,107	—	41,333,085
Transaction related expenses	—	199,697	2,096,054	375,507
Interest and investment income	(1,903)	5,630	(4,601)	(2,459)
Interest expense	79,422	74,911	106,181	195,136
Foreign currency related gains	(298,170)	—	(298,170)	—
Other income	—	—	(55,006)	—
Income tax expense	—	—	—	—

Adjusted EBITDA	$(4,122,830)	$(1,162,844)	$(10,739,455)	$(2,024,019)

Three Months ended September 30, 2021 (Pro Forma)

Revenues

Pro forma revenues for the three months ended September 30, 2021 were $4,961,755, which represented an increase of $1,899,198 compared to total revenue of $3,062,557 for the three months ended September 30, 2020. The increase was primarily due to growth in the number of customers utilizing the Company’s Information products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the three months ended September 30, 2021 was a loss of $4,122,830 compared to a loss of $1,162,844 for the three months ended September 30, 2020, an increase of $2,959,986. The increase is primarily due to investments in product development, customer service, infrastructure and human capital.

Nine Months ended September 30, 2021 (Pro Forma)

Revenues

Pro forma revenues for the nine months ended September 30, 2021 were $13,139,257, which represented an increase of $4,003,984 compared to total revenue of $9,135,273 for the nine months ended September 30, 2020. The increase was primarily due to growth in the number of customers utilizing these products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the nine months ended September 30, 2021 was a loss of $10,739,455 compared to a loss of $2,024,019 for the nine months ended September 30, 2020, an increase of $8,715,436. The increase is primarily due to investments in product development, customer service, infrastructure and human capital.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling its research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances. The Company expects to continue to fund its operations and future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has generated limited revenues from the licensing of information products and the Company has incurred losses and generated negative cash flows from operations since inception. On September 1, 2021, the Company raised proceeds of $24 million through the sale of 3.5% convertible promissory notes maturing on September 1, 2025. As of September 30, 2021, the Company’s principal source of liquidity was aggregate cash and marketable securities of $35.9 million.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Nine Months Ended,
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(13,190,329)	$(2,355,893)
Net cash (used in) provided by investing activities	(223,207)	121,230
Net cash provided by financing activities	36,283,171	3,315,700
Net increase in cash and cash equivalents	$22,869,635	$1,081,037

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $10,834,436 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily the result of scaling up the Company’s operations from the initial start-up phase.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $344,437 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This is the result of an increase in additions to property and equipment of $605,874, and an increase in the purchase of marketable securities of $22,014,459 offset by an increase in the sale of marketable securities of $20,964,919 and cash acquired of $1,310,977 as part of the Business Combination.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $32,967,471 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily related to the cash proceeds received from the Company’s equity issuance in April 2021 and the convertible notes issuance in September 2021.

Off Balance Sheet Arrangements

The Company does not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update removes separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. Under ASU 2020-06, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity’s fiscal year. Early adoption is permitted. The Company has  elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. The Company evaluated the terms of its debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As a result, there is no equity component and the Company recorded the convertible note as a single liability within long-term debt on its condensed consolidated balance sheet. The Company applies the if-converted method for calculation of diluted earnings per share for its convertible debt instruments.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021 remain ineffective to the extent of the material weaknesses identified.

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

Notwithstanding the identified material weaknesses, the Company’s management, including our chief executive officer and chief financial officer, has determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at September 30, 2021 and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended September 30, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. There were no other material changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for the below.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. We believe the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. The case is in the process of discovery. A hearing on motions for summary judgement is expected after January 17, 2022, with trial on an eight-week trial docket scheduled to begin on January 17, 2022.

Helix Stockholder Lawsuits

Beginning on February 16, 2021, four lawsuits were filed by purported Helix stockholders (captioned Dillion v. Helix Technologies, Inc., et al., No. 1:21-cv-01365 (filed February 16, 2021 in the United States District Court for the Southern District of New York) (the “Dillion Complaint”); Baros v. Helix Technologies, Inc., et al., No. 1:21-cv-01425 (filed February 17, 2021 in the United States District Court for the Southern District of New York) (the “Baros Complaint”); Anderson v. Helix Technologies, Inc., et al., No. 1:21-cv-00464 (filed February 17, 2021 in the United States District Court for the District of Colorado) (the “Anderson Complaint”); and Robinson v. Helix Technologies, Inc., et al., No. 1:21-cv-00484 (filed February 18, 2021 in the United States District Court for the District of Colorado) (the “Robinson Complaint” and, together with the Dillion Complaint, the Anderson Complaint and the Baros Complaint, the “Stockholder Complaints”)). The Stockholder Complaints were filed against (a) Helix and (b) the members of Helix’s board of directors (the “Individual Defendants”) and the Baros Complaint was also filed against Forian, MOR and Merger Sub. The Stockholder Complaints generally allege that the defendants violated Section 14(a) of the Exchange Act, by, among other things, failing to disclose material information in the Proxy Statement regarding the sales process, reconciliation of certain financial projections regarding Helix certain inputs underlying Management Planning, Inc.’s financial analysis, and potential conflicts of interest of involving Helix’s insiders. The Stockholder Complaints also allege the Individual Defendants (and the Baros Complaint alleges Forian, Merger Sub and MOR) violated Section 20(a) of the Exchange Act as controlling persons who had the ability to prevent the Proxy Statement from being materially false and misleading. The Stockholder Complaints seek, among other things, an injunction against the consummation of the transactions contemplated by the Merger Agreement and an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees. Despite seeking an injunction in the complaints, none of the plaintiffs followed up with a motion to enjoin the transactions. As of October 25, 2021, the four Stockholder Complaints have been dismissed and are no longer pending. Specifically, On March 11, 2021, the Robinson Complaint was voluntarily dismissed. On September 7, 2021, the Baros Complaint was voluntarily dismissed. On September 13, 2021, the Dillion Complaint was voluntarily dismissed. On October 25, 2021, the Anderson Complaint was voluntarily dismissed.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. The case is in the early stages of discovery and the parties have agreed to voluntary mediation scheduled for December 13, 2021. Trial is scheduled to begin on August 8, 2022. The Company will vigorously defend the claims in the lawsuit.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Report on Form 8-K filed on September 2, 2021 for a description of our unregistered sale of convertible notes.

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

10.1*	Form of Note Purchase Agreement, dated September 1, 2021, by and between the Registrant and each of the investors and the affiliate.
10.2+
Employment Agreement, dated as of September 2, 2021, by and between the Company and Michael Vesey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 2).

10.3+
Transition and Release Agreement, dated as of September 2, 2021, by and between the Company and Clifford Farren (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 2).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2021.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)