Form 10-K
period 2021-12-31
Forian Inc.
filed 2022-03-31
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of $12.57 on such date was approximately $236 million. Shares of voting stock held by each executive officer and director of the registrant, together with voting stock held by affiliates of the registrant’s executive officers and directors, have been excluded from this calculation given that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, there are 32,601,287 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

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

As used in this report, the terms “Forian,” “registrant,” the “Company,” “we,” “us,” and “our” mean Forian Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.	Business

Overview

Value Statement

Forian Inc. provides innovative software solutions, proprietary data and predictive analytics to optimize the operational, clinical and financial performance of our customers. Our initial focus is on providing differentiated offerings to stakeholders within the healthcare and cannabis industries. However, we believe that extending the application of our offerings across other verticals is equally compelling.

Evolution

Forian was founded on October 15, 2020, as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”), which was founded on May 6, 2019, in connection with the business combination transactions described below. On October 16, 2020, Forian entered into a definitive agreement with Helix Technologies, Inc. (“Helix”) and MOR, pursuant to which DNA Merger Sub, Inc., a wholly owned subsidiary of Forian (“Merger Sub”), merged with and into Helix, with Helix surviving the merger as a wholly owned subsidiary of Forian (the “merger”). On March 2, 2021, Forian entered into a definitive agreement with the equity holders of MOR, pursuant to which the equity holders of MOR contributed their interests in MOR to Forian in exchange for shares of Forian common stock (the “contribution” and together with the merger, the “business combination”). Following consummation of the business combination on March 2, 2021, Forian became the parent company of both Helix and MOR. On March 3, 2021, Forian’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “FORA.” For further discussion on the business combination refer to “Item 1A. Risk Factors,” and “Note 1 – Business Organization and Nature of Operations” and “Note 4 – Business Combination” in the Notes to Consolidated Financial Statements.

“Forian” in this Annual Report

MOR was determined to be the accounting acquirer in the merger. As a result, the historical financial statements of MOR for periods prior to the merger are considered to be the historical financial statements of Forian. As used in this Annual Report on Form 10-K, references to the “Company,” “we,” “us” and “our” each refer to Forian except with respect to disclosure in this Annual Report on Form 10-K relating to results of operations or financial performance for the twelve months ended December 31, 2020 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data”), where such references shall refer only to MOR. Each reference in this Annual Report on Form 10-K to MOR or Helix shall refer to such entity as a standalone business prior to the completion of the business combination and as subsidiaries of Forian after completion of the business combination. Unless specified otherwise, the financial results in this Annual Report on Form 10-K are those of the Company and our subsidiaries on a consolidated basis.

Our principal executive offices are located at 41 University Drive, Suite 400, Newtown, Pennsylvania 18940 and our primary website address is www.forian.com. The reference to the Forian website address does not constitute incorporation by reference of the information contained at or available through our website.

Our Business

Forian is derived from Greek work, plirofoía, meaning information or intelligence. At Forian, we are building the leading frontier informatics and technology solutions company. We leverage advanced analytics and data science to generate insights and inform technologies that improve our customers’ performance. Our solutions sit atop a massive and perpetually growing expanse of proprietary data generated from our technology solutions coupled with large-scale third-party data assets. Forian provides innovative software solutions, proprietary data driven insights, and predictive analytics to optimize the operational, clinical, and financial performance of our healthcare, cannabis, and government customers.

As the cost of healthcare delivery and research continues to expand rapidly, entities across the healthcare ecosystem are increasingly interested in emerging therapeutics that offer greater pharmacoeconomic benefit and generate superior outcomes. However, adoption of alternative therapies is consistently thwarted by a lack of trusted information. Data on emerging therapeutics such as cannabinoids is typically difficult to acquire, is neither standardized nor normalized and consequently, patients, providers, payers and governments are hesitant to leverage cannabinoids as therapeutics in the patient journey. Forian is uniquely positioned to overcome this challenge by leveraging our proprietary databases coupled with expertise in data management, data science and technology to provide mission critical clinical and commercial intelligence to customers across traditional healthcare and emerging therapeutic markets. Our customers in life sciences and across healthcare utilize Forian insights to understand the impact of emerging therapies on their businesses while our emerging market customers use our technology stack and intelligence software to responsibly develop, operate and commercialize their products more effectively. Our agile structure has allowed us to build  market driven product and service offerings, which are described in this Annual Report, that deliver value to  customers at various stages of maturity while producing proprietary data to drive business and product innovation.

Our Markets

Healthcare Market Opportunity

U.S. healthcare spending is roughly 20% of GDP and grew roughly 10% in 2020, faster than overall GDP. The market has been expanding and evolving rapidly over the past decade due to an aging population, innovations in treatments and a reimagining of service delivery. There has been a growing emphasis on digitizing medical records and providing access to those records to providers and patients in support of more efficient and effective care. Disparate, unconnected systems, new diagnostics and treatment protocols are all generating new sources of data. In addition, data is being generated from retailers, social media and the internet. Collectively, the expansion of the volume and type of data has created challenges in making information interoperable and actionable. New and existing sources of data are often unstructured, preventing the seamless ability to derive valuable insights. New systems and solutions are needed to provide accessible and statistically significant data sets that offer the ability to conduct longitudinal analyses. The derived information and business intelligence is relevant to all healthcare stakeholders, and we believe there is an increasing need for the aggregation and integration of the large clinical data sets, irrespective of the source (e.g., traditional healthcare systems or emerging technologies).

The global market for healthcare analytics was approximately $17 billion in 2017 and is expected to grow to an estimated $69 billion by 2025 according to BIS Research: Global Big Data in Healthcare Market; Analysis and Forecast, 2017-2025. We view this market in three principal segments: clinical analytics, commercial analytics and technology platform solutions. The market for clinical analytics includes Real World Evidence (“RWE”), health economics and outcomes research databases and analytic platforms as well as clinical data capture, clinical analytics and research services, investigator site and patient recruitment, observation studies and pharmacoeconomics. The market for commercial analytics includes customer segmentation and targeting, campaign measurement, longitudinal patient analytics and payer market access analytics. The market for technology platform solutions includes information technology, data management, data warehousing, IT outsourcing and software development.

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

Cannabis Market Opportunity

The U.S. legal cannabis market was valued at approximately $24 billion in 2021 and is expected to grow to an estimated $70 billion by 2030 according to Jefferies Equity Research. The market for our full suite of critical infrastructure services encompasses all licensed cannabis operators in locations where medical or recreational cannabis has been legalized and regulated. As more states begin the legalization process, new markets continue to emerge resulting in what we expect to be a natural expansion of offerings to serve the cannabis stakeholders. We believe that the likely catalysts for expansion of the market may involve legislative steps, such as a variation of the SAFE Banking Act, towards descheduling cannabis as a controlled substance in the U.S. The discourse around this topic has been prominent in recent political conversations and introduced or to-be-introduced bills, such as the States Reform Act and the Cannabis Administration and Opportunity Act, and several measures have already been passed lowering the threshold of federal government regulation on the industry.

As with any emerging market, several companies within the industry achieve a higher level of success faster and are able to scale more rapidly than others. In the cannabis space, a handful of companies hold licenses and operate throughout multiple legal markets and are referred to as Multi-State Operators (“MSOs”). Within newly formed markets, MSOs apply for and are granted licenses allowing these companies to penetrate states that are initially rolling out their cannabis legalization plans. Another tactic used by MSOs to drive consolidation in the cannabis space is to purchase active licenses from established businesses or acquire the business itself (in some cases other MSOs). Mergers and acquisitions inside the cannabis industry are commonplace and show no signs of slowing in the near future. Our BioTrack™ platform is used by some of the largest MSOs in the U.S. and by hundreds of dispensaries, cultivators, manufacturers and distributors, all of which utilize  BioTrack™ to drive their businesses.

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

Forian Offerings

Forian’s mission is to provide our clients with the best-in-class information, technology and analytic solutions that enable our clients to operate their businesses more safely, efficiently and profitably and to serve their communities and customers more comprehensively.

We have developed a proprietary, Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), compliant repository of longitudinal de-identified patient health information in the United States. This database is updated weekly, includes billions of de-identified patient events dating back to 2014 and represents the majority of the U.S. population. Our Forian data factory processes, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, retail point of sale transactions and consumer demographics. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries. These integrated data are used to power multiple existing and in-development revenue streams including Information Products, Software as a Service (SaaS) commercial analytics platforms, Data as a Service (DaaS) solutions as well as custom commercial analytics, proprietary datasets, health economics and RWE outcomes research studies.

Our products will assist our clients to better understand the value and efficacy of healthcare and emerging alternative therapeutics while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace.

Technology & Information Products

Our BioTrack™ vertically integrated point of sale, manufacturing, delivery and cultivator software solution was first introduced in 2010 and is among the most tenured and largest commercial platforms in the cannabis industry, serving dispensaries, cultivators, manufacturers and distributors within 38 states and Puerto Rico. Our BioTrack™ solution was used to administer over approximately $3.4 billion of gross merchandise value (GMV)  in 2021. Forian continues to invest in the BioTrack™ product to improve user experience, features and functionality to maintain pace with a dynamically changing cannabis industry. As part of this investment, we are developing an extensive API architecture to integrate with other solutions providers in the industry to ensure that our clients can leverage other technology solution providers in a seamless and interoperable fashion with BioTrack™. Our commercial BioTrack™ software solutions are purchased on a subscription basis generating a recurring revenue software business.

Our Cannalytics® SaaS-based analytics solution is a proprietary platform that provides clients with a comprehensive, configurable and flexible presentation of business performance. Cannalytics® enables customers across the legal cannabis industry to better attract and retain customers, purchase, distribute and invest in products and understand marketplace dynamics that impact business performance. Our technologies enable more participants to analyze their business to maximize return on commercial investment in a highly regulated market, while complying with state government-mandated inventory management and compliance tracking software as access to medical and adult-use cannabis continues to expand legally in the U.S. Cannalytics® is sold on a subscription basis generating a new recurring revenue stream for our software business.

Our information products provide a more complete patient treatment care pathways with comprehensive overviews of therapeutic interventions. By leveraging HIPAA-compliant processes, proprietary algorithms and technology, we have created a suite of product offerings integrating data from siloed, disparate sources and platforms. This includes the intersection of traditional healthcare therapies with alternative therapeutics including cannabinoids and psychedelic products. We believe these offerings deliver unique and innovative key insights and value to our customers. We have contracted with several third-party data providers to license data that we believe is necessary to provide our information offerings. These agreements are long term contacts with broad use rights and provide our clients solutions to drive clinical and commercial performance improvements. Our information products are largely subscription based, multiyear contracts providing solutions tailored to specific client needs to power innovative solutions for the healthcare market or used internally for commercial and clinical analytics. Information products are also purchased on a one-time basis as a custom report to meet a specific analytic need. These products typically provide normalized and aggregated market measures which our clients use to make investment, product, clinical, or other commercial decisions to maximize their return on investment.

Our information products include reference standards for the cannabis products, patients, and customers. Accurate analytics require pulling data from a variety of different systems with varying degrees of information related to the patient or customer identity. Forian can resolve and disambiguate disparate records relating to millions of people and appropriately assign records to the correct single individual. This may be easy when all incoming databases have the same identifiers such as Social Security numbers or driver’s licenses, but in practice those identifiers are scarce. As such, any master patient index must be able to disambiguate individuals based on more common identifiers like names, addresses, dates of birth, gender, etc.

In order to create these records, the one must leverage various deterministic and probabilistic matching techniques that work on hashed and encrypted data to both ensure accurate patient matching and enumeration while maintaining patient/customer privacy. As new patients/customers are constantly entering the system, this is not a moment-in-time function, but rather an ongoing process that needs to be carefully managed and continuously tested to ensure low rates of false positive and false negative matches.

Additionally, if a client wants to produce product insights for commercial decision making or definitive evidence regarding which strains of cannabis are effective, safe or appropriate for treating a particular condition, a standard and universal product ontology and classification system is required.

The industry historically has been challenged by the lack of standards relating to an accepted cannabis product ontology and classification system for products, strains, and hybrids. To date, there was no clear description of the nomenclature, morphology, and chemical properties of each strain, let alone any standard enumeration system for products being sold that is consistent across the industry. Forian’s product ontology maintains this standard over time managing the massive growth in the variety of strains, hybrids, manufacturing processes, formulations, and delivery mechanisms. Our reference information product will be available on both a subscription and one time use to ensure accurate product mapping and aggregations for our clients’ internal use.

Services

Our BioTrack™ seed-to-sale compliance traceability platform is used by 11 state regulatory agencies (including Puerto Rico) to manage the tracking and tracing of all cannabis products from cultivation to sale. As legalization at the state level in the United States continues for both medical and expanding adult use, seed-to-sale tracking will be the foundational compliance tool used by governments to regulate the extensive legal cannabis market. Our BioTrack™ State Traceability & Enforcement Monitoring System (“STEMS”) includes all the components needed to ensure transparency and accountability throughout the entire cannabis supply chain while promoting public safety. STEMS includes a full Seed-to-Sale tracking module with integrated plant and product laboratory testing, a licensed business enforcement application and a fully interoperable Business Licensing, Patient, Caregiver, and Physician Registration application to provide cannabis regulatory agencies with a comprehensive and all-in-one solution for cannabis program management. STEMS is easily scalable and configurable to meet the evolving regulatory requirements necessary to ensure proper program implementation and oversight. The primary function of a cannabis traceability system is to assist in the prevention of legal cannabis products going to the black market. Since cannabis is not yet legal in all states and countries, the products that are grown and manufactured in the industry are highly desirable in illicit markets. Besides diversion prevention, traceability systems provide lawmakers and regulators with vital information they can use to better understand the trends and tendencies in their market so they in turn can make informed decisions to help both the industry and the state/country.

We continue to develop RWE and DaaS solutions to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies and enable them to leverage their own proprietary data independently or integrated with Forian proprietary data assets.

Our project-based RWE solutions are designed to enable the integration otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives, including those derived from cannabinoids and psychedelics. These solutions will enable up to clinical-grade observational research to be conducted to evaluate the impact of emerging therapies on patient outcomes and as alternatives to existing therapies and will support:

•
the delivery of evidence-based insight into the safety and efficacy of ethical pharmaceuticals and emerging therapies to pharmaceutical manufacturers, physicians, caregivers, payers and patients with credible evidence to improve patient care and health outcomes;

•
the empowerment of regulators to more-granularly assess the safety, health, social and economic outcomes associated with all therapeutic options as the cannabis market scales and emerging therapies are adopted as mainstream therapeutic alternatives; and

•	the creation of new standards for product and treatment classification in emerging therapeutic markets where no existing or widely adopted standards exist today.

Our DaaS solutions will enable our customers to leverage their own proprietary data independently or integrated with Forian proprietary data assets. We have the ability to clean, standardize, normalize and integrate information in a privacy compliant way. We are further developing Forian’s proprietary reference data assets, product ontology and patient and customer masters, each to be used as the standard to which customer data can be mapped and standardized for analytic purposes. Our DaaS techniques include machine learning, which automatically identifies and matches higher than 95% of U.S.-based cannabis products to our master products files. These cleansed data can be used as the foundation of Forian information products, Cannalytics®, RWE solutions, custom analytics and reporting, or provided back to our clients to be used within their own operational and analytics processes. Clients can leverage these services on a one time or repeatable basis depending on their specific needs.

Our Competitive Strengths

We believe our key competitive strengths include:

•
Flexible and scalable approach to privacy-focused analytics software and solutions. Our solutions are purpose built to address the analytic needs of healthcare and cannabis stakeholders across the product or patient journey. We are developing scalable, data driven analytics solutions in cannabis to drive evidence-based decisions where none exist today. We can provide client-centric deliverables that address a specific need that may be satisfied with healthcare data, cannabis data or an integrated offering.

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

•
Diverse customer base. Our customer base extends throughout the complete cannabis vertical, including dispensaries, cultivators, manufacturers, distributors and governments, across to a broad range of stakeholders within the healthcare industry carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. Through BioTrack™ we enjoy the established reputation of delivering stable and reliable solutions to leading cannabis stakeholders. Our information services team is defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

•
Large integrated longitudinal database. Our proprietary database processes, integrates, deidentifies and standardizes medical, hospital and pharmacy claims datasets along with cannabis point of sale data, consumer behavior and demographic-level data and other datasets to produce a longitudinal database that encompass the vast majority of the U.S. population. We will continue to invest in and integrate unique data sources to further strengthen and differentiate our solutions.

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

Our Growth Strategies

We strive to improve our customers’ business performance and in turn the efficiencies and safety of therapeutic products through our customers’ adoption of our platforms and information solutions. We intend to continue investing in commercial sales, research and development and our strategic partnerships. We believe that we are well positioned to achieve our growth objectives across multiple industry verticals, beginning with the healthcare and cannabis markets. Key elements of our strategy include:

•
Innovate and advance our platform and services. We have a history of technological innovation, and plan to release new features and upgrades on a regular basis. We intend to continue making significant investments in all platform products, architecture and teams to further differentiate our products and increase sales. In improving our ability to integrate with partners, we enable ourselves to capitalize on new data and services that add value to our customers and create further differentiation of our proprietary data assets.

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

•
Leverage our scalable platform into new markets. Our platform provides innovative benefits to the life science, payer, provider, government and legal cannabis markets. We believe there is significant opportunity to deploy the use of our platform in adjacent industries, such as the legal psychedelic and emerging therapeutics markets as well as the financial services markets.

•
Expand our data and strategic partner network. Our business intelligence is derived partly from data generated through our commercial products as well as acquired from strategic data partners. As part of our growth strategy, we may seek to acquire assets, data-driven products or companies that are synergistic with our business and add value to our data assets and offering sets.

Our Technology Platform

Our unique software, data and analytics platforms are built upon scalable open source software running in the public cloud. This architecture allows us to capitalize on the security, reliability and scalability of mainstream cloud providers while building uniquely differentiated algorithms and data handling methodologies. Our use of elastic computing allows us to allocate computer clusters on-demand at scale to process terabytes of data in minutes. We are able to answer complex consumer behavior or life sciences questions quickly without having to maintain servers or pay for idle compute resources.

Our event-driven data factory architecture ingests, cleans, anonymizes and transforms health, consumer and retail records as available rather than on a fixed schedule. As data updates are observed from disparate sources, they are propagated through all pipeline stages, ensuring customers have the latest data in near real time. Through the use of open-source technologies, our big data processing pipelines are streamlined and can more easily handle changes in data schema, “data drift”, and the updating and deleting of existing records compliant with policies such as HIPAA, the California Consumer Privacy Act and General Data Protection Regulation. Capabilities like “time-travel” enabled by Delta Lake storage formats allow for full versioning of all data over time so that we observe a record throughout its entire lifecycle. Our architecture natively supports “schema evolution” allowing for flexibility to bring in new fields of data as they become available as well as handle backward-compatible changes in data types over time.

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

Forian maintains System and Organization Controls (SOC 2) Type 2 and Privacy certifications across our BioTrack™ and legacy Cannalytics® platforms and is in the process of extending those compliance certifications across all of our technologies. We conduct our day-to-day operations in accordance with policies and procedures to mitigate risks associated with our trust policies including security, availability, processing integrity and confidentiality of our systems, products and services. The SOC 2 and Privacy programs are audited by an independent third party on an annual basis.

Competition

We face competition in each of the revenue segments in which we operate.

While the healthcare industry includes well-capitalized, experienced competitors, we believe our unique data assets, synergies, intellectual property and experienced leadership offer us competitive advantages. In general, our competitors include a variety of entities such as information and clinical analytics providers such as ICON plc, information and commercial analytics providers such as IQVIA, technology and services provers such as Veeva Systems, Inc. and Definitive Healthcare Corp. and client in-house developed technologies.

The legal cannabis industry, though fragmented, is consolidating. While our cannabis industry offerings have multiple competitors, with some focused solely on government traceability systems such as Metrc, LLC, others focused solely on point-of-sale and delivery systems, such as Dutchie, and others providing all aspects of commercial software, such as WeedMaps. Few, if any, compete with us in our ability to address the needs of dispensaries, cultivators, manufacturers, distributors and governments. As the industry continues to grow, and as more geographies legalize cannabis, we expect more competitors will emerge, while some of the smaller ones will likely cease doing business or be acquired.

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

Cannabis and Cannabis-derived Products

We do not grow, handle or sell cannabis or cannabis-derived products, nor do we ever possess any such material or process any transactions related to the sale of the same. We provide technology and information products and services for our clients to understand the safety and efficacy of their products and to provide information on products, consumers and market intelligence. We generate revenues through a fee-based subscription revenue model. Neither we nor our information products are directly subject to state or federal government drug regulation.

Our customers are subject to state and federal law as it relates to cannabis growth, processing, and sale. Thirty-nine U.S. states and the District of Columbia have legalized cannabis in some form. The federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811, et. seq. (“CSA”)), which does not recognize the difference between medical and recreational use of cannabis. State laws regulating cannabis are in direct conflict with the CSA, which prohibits cannabis use and possession. Although certain states and territories authorize medical or recreational cannabis cultivation, manufacturing, production, distribution, and sales by licensed or registered entities, under federal law, the cultivation, manufacture, distribution, possession, use, and transfer of cannabis and any related drug paraphernalia, unless specifically exempt, is illegal and any such acts are criminal acts under the CSA.

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

Human Capital Resources

The foundation of our software, data and analytics solutions is our people, and the level of our success in helping our customers solve problems in the service of their communities and customers is a direct function of our commitment to our employees. We are the sum of experienced information products and software cultures, and as a result: (i) our employees now have a more comprehensive platform on which to meet our customers’ needs across the industries we serve; (ii) the professional and personal opportunities for their growth have increased; (iii) through collaboration with one another, additional experiences and skill set exposure will be available for them to learn and grow; and (iv) as a combined organization, we have a fresh opportunity to create a diverse and inclusive culture in which we can thrive together. Our intent is to build a first-class organization premised on the importance of our contribution to customer success while remaining ever conscious of our responsibility to our employees and the communities in which we operate.

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

In order to prioritize the health and safety of our employees, following the outset of the COVID-19 pandemic in March 2020, we transitioned to remote work and continue to work with and support our employees as they continue to serve one another and our customers remotely.

As of December 31, 2021, we had 140 employees, 138 of whom are full time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

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

On March 2, 2021, we completed the previously announced business combination transaction with MOR and Helix. We believe that combining the businesses of MOR and Helix will produce significant benefits to the industries we serve. MOR and Helix have historically operated as independent companies. The integration and combination of the separate operations of the combined businesses is a complex and time-consuming process that has required and may continue to require substantial resources and effort. We may face significant challenges in completing the consolidation of our combined operations, integrating technologies, procedures and policies, as well as addressing the different corporate cultures. If we are not successfully integrated, the anticipated benefits may not be realized fully (or at all) or may take longer to realize than expected. The combination of two independent businesses is a complex, costly and time-consuming process and the management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

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

We may need additional capital to fund our operations.

We may require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. There is no assurance that additional capital to fund our operations can be raised. Additional capital may not be available, the terms of any such capital raising may be uncertain, and the terms of any prospective equity capital may not be acceptable. In addition, any future sale of equity securities would dilute the ownership and control of the then-current stockholders and could be at prices substantially below prices at which our shares currently trade or may trade. The inability to raise capital could require us to significantly curtail or terminate operations.

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

Because we offer very complex platforms, products and services, undetected errors, defects, failures or bugs may occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. These platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. The platforms often have different versions and updates based off of specific-state requirements. Despite testing, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. Errors can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy our platforms, and adversely affect market acceptance or perception of these platforms. Many customers use these platforms, products and services in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms, products and services than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms, products and services or allegations of unsatisfactory performance or errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, result in substantial costs in redesigning the software, result in the loss of significant customers, subject us to liability for damages and divert company resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.

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

As described under Item 9A, Controls and Procedures, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and that we had, as of such date, material weaknesses in our internal control over financial reporting related to (i) the lack of segregation of duties over the cash, accounts payable, payroll, and financial reporting transaction classes; (ii) the lack of evidence of formalization surrounding internal controls and the financial close processes and (iii) the lack of properly designed general information technology controls surrounding logical access, change management, and vendor application management. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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

Our directors and officers beneficially own approximately 41% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

From time to time we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the consolidated financial statements based on our best estimate of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for the below.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The matter was conditionally certified as a collective action and the period for returning consent forms concluded. The parties settled the dispute and filed a Joint Stipulation to Dismiss with Prejudice on January 26, 2022. Dismissal with prejudice was effective upon the filing of the Joint Stipulation.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. The case is in the process of discovery. The Plaintiff’s motion for summary judgment was recently denied and a hearing on Defendants’ motion for summary judgment is expected to be scheduled within the next few months, with a potential trial date set after the motion for summary judgment.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. The settlement agreement requires approval from the probate court because plaintiff M’Seiya Thomas is a minor. A probate hearing is scheduled for May 6, 2022. The parties anticipate settlement will be approved by the Court and expect dismissal of this case, with prejudice, will occur shortly thereafter.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs were subsequently granted leave to amend their complaint to add two additional entities as defendants but have yet to file their second amended complaint or serve it on the newly added defendants. The Company and the individual defendants anticipate that they will renew their motions to dismiss once the second amended complaint is filed. Discovery has not yet begun. The Company intends to defend vigorously against the claims in the lawsuit.

Item 4.	Mine Safety Disclosure

Not applicable.

  PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “FORA”.

Holders of Record

As of March 29, 2022, there were approximately 314 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

The Company provides innovative software solutions, proprietary data and predictive analytics to optimize the operational and financial performance of our customers. Given the prior experience of our management team, our initial focus is on stakeholders within the healthcare and cannabis industries. However, we believe that extending the application of our offerings across other verticals is equally compelling.

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

Revenues

Revenues are derived from Information and Software Products, Services and Other Products. Information and Software revenues are generated from licensing fees for our proprietary information and software products. The Company recognizes revenues from Information and Software products as performance obligations under customer contracts are satisfied. Services revenues are primarily from fixed price contracts with government agencies and revenue is recognized as the Company satisfies our performance obligations under the contract. Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of our products and services to our customers. The cost of revenues relates primarily to labor costs, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenues. Infrastructure and licensed data costs, which are shared across all projects or groups of projects, are not charged to cost of revenues.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees, data fees, and hosted infrastructure costs. We continue to focus our research and development efforts on adding new features and applications to our product offerings. We capitalize certain application development costs related to the development of our product platforms as internal use software and expense costs outside of the application development stage as incurred.

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

General and Administrative Expenses

General and administrative expenses include salaries and benefits and other costs of departments serving administrative functions, such as executives, finance and accounting and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, insurance, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenues, product and development or sales and marketing.

Depreciation and Amortization Expenses

Depreciation and Amortization relate to long lived assets used in our business. Depreciation expense relates primarily to furniture and equipment, computers and vehicles. Amortization expense relates primarily to identifiable intangibles of acquired companies.

Transaction Related Expenses

Transaction related expenses relate to the acquisition of Helix on March 2, 2021, and include professional, legal, accounting and finance advisory fees and other direct expenses.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:
	For the Years Ended,
	December 31, 2021	December 31, 2020
Revenues	$16,879,715	$544,871
Costs and Expenses
Cost of Revenues	4,717,175	38,293
Research and development	8,975,745	2,509,666
Sales and marketing	4,142,190	573,851
General and administrative	23,464,267	1,534,854
Depreciation and amortization	1,986,816	8,555
Transaction related expenses	1,210,279	863,409
Loss from operations	$(27,616,757)	$(4,983,757)

Comparison of Years Ended December 31, 2021 and 2020

Revenues

Revenues for the year ended December 31, 2021 were $16,879,715, which represented an increase of $16,334,844 compared to total revenue of $544,871 for the year ended December 31, 2020. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021, which contributed 60% of the increase, and higher revenues from the Company’s Healthcare Information products, which contributed 40% of the increase. Revenues from the Company’s Information products increased $6,594,036 or 1210% compared to the year ended December 31, 2020.

Cost of Revenues

Cost of revenues increased by $4,678,882 for the year ended December 31, 2021 from $38,293 for the year ended December 31, 2020. The increase related to direct costs related to the delivery of revenues. The increase is due to the inclusion of the Helix acquisition since March 2, 2021, which contributed 90% of the increase, and higher cost of revenues from the Company’s Information products, which contributed 10% of the increase.

Research and Development

Research and development expenses for the year ended December 31, 2021 were $8,975,745, which represented an increase of $6,466,079 compared to total research and development expenses of $2,509,666 for the year ended December 31, 2020. The increase is due to higher personnel, subcontracted labor, data licensing and processing expenses related to scaling the Company’s products, which contributed 83% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 15% of the increase.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2021 were $4,142,190, which represented an increase of $3,568,339 compared to total sales and marketing expenses of $573,851 for the year ended December 31, 2020. The increase is due to higher salary, commission and consulting expenses related to scaling the Company’s products, which contributed 56% of the increase, stock-based compensation expenses related to equity awards granted to Company employees after we became a public company on March 2, 2021, which contributed approximately 13% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 31% of the increase.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 were $23,464,267, which represented an increase of $21,929,413 compared to general and administrative expenses of $1,534,854 for the year ended December 31, 2020. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 41% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 40% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 19% of the increase.

Transaction Related Expenses

Transaction related expenses for the year ended December 31, 2021 were $1,210,279, which represented an increase of $346,870 compared to transaction related expenses of $863,409 for the year ended December 31, 2020. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with U.S. GAAP. The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”) presented on both a historical basis and a “pro forma” basis reflecting the acquisition of Helix in March 2021 as of the beginning of the periods presented. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

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

•
Interest Expense. Interest expense is associated with the Notes entered into on September 1, 2021 in the amount of $24,000,000. The Notes are due on September 1, 2025 and accrue interest at an annual rate of 3.5%. We exclude interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

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

•
Foreign Currency Related Gains (Losses). Foreign currency related gains (losses) result from foreign currency transactions and translation gains and losses related Engeni, S.A., a subsidiary of the Company acquired as part of the acquisition of Helix. We exclude foreign currency related gains (losses) from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income will recur in future periods.

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

•
Income tax expense. MOR was organized as a limited liability company until the completion of the Helix acquisition. As a result, we were treated as a partnership for federal and state income tax purposes through March 2, 2021, and our taxable income and losses are reported by our members on their individual tax returns for such period. Therefore, we did not record any income tax expense or benefit through March 2, 2021. We incurred a net loss for financial reporting and income tax reporting purposes for this year. Accordingly, any benefit for federal and state income taxes benefit has been entirely offset by a valuation allowance against the related deferred tax net assets. We exclude the income tax expense from Adjusted EBITDA (i) because we believe that the income tax expense is not directly attributable to the underlying performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different tax attributes.

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

The following tables reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	Historical (Unaudited)
	Year Ended December 31,
	2021	2020
Revenues:
Information and Software	$14,952,247	$544,871
Services	1,122,528	—
Other	804,940	—
Total revenues	$16,879,715	$544,871

Net loss	$(26,551,105)	$(4,980,183)

Depreciation & amortization	1,986,816	8,555
Stock based compensation expense	9,300,443	28,329
Change in fair value of warrant liability	(878,481)	—
Transaction related expenses	1,210,279	863,409
Interest and investment income (expense)	315,570	(3,574)
Foreign currency related gains	(525,252)	—
Income tax expense	22,511	—

Adjusted EBITDA	$(15,119,219)	$(4,083,464)

Year ended December 31, 2021 (Historical)

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2021 was a loss of $(15,119,219)compared to a loss of $(4,083,464) for the year ended December 31, 2020, an increase of $11,035,755. The increase is primarily due to investments in product development, customer service, infrastructure, and human capital and the inclusion of Helix.

	Pro Forma (Unaudited)
	Year Ended December 31,
	2021	2020
Revenues:
Information and Software	$16,581,325	$9,953,647
Services	1,356,218	1,344,824
Other	951,482	1,024,862
Total revenues	$18,889,025	$12,323,333

Net loss	$(28,980,168)	$(50,001,000)

Depreciation & amortization	2,547,585	3,821,000
Stock based compensation expense	9,463,386	1,773,000
Change in fair value of warrant liability	(270,369)	(132,000)
Gain on asset disposal	—	(240,000)
Loss on impairment of goodwill	—	41,333,000
Transaction related expenses	2,096,054	—
Interest and investment income (expense)	325,712	218,000
Foreign currency related gains	(525,252)	—
Other income	(55,006)	(31,000)
Income tax expense	22,511	—

Adjusted EBITDA	$(15,375,547)	$(3,259,000)

Year ended December 31, 2021 (Pro Forma)

Revenues

Pro forma revenues for the year ended December 31, 2021 were $18,889,025, which represented an increase of $6,565,692 compared to total revenue of $12,323,333 for the year ended December 31, 2020. The increase was primarily due to growth in the number of customers utilizing Healthcare Information products.

Adjusted EBITDA

Pro forma Adjusted EBITDA for the year ended December 31, 2021 was a loss of $(15,375,547) compared to a loss of $(3,259,000) for the Year Ended December 31, 2020, an increase of $12,116,547. The increase is primarily due to investments in product development, customer service, infrastructure and human capital.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of convertible notes. The Company expects to continue to fund our operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products and software products to fund all of our operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On April 12, 2021 the Company entered into a securities purchase agreement with certain accredited investors and certain of the Company’s directors, pursuant to which the Company issued 1,191,743 shares of common stock for aggregate gross proceeds of $12,000,000. On September 1, 2021, the Company raised proceeds of $24 million through the sale of 3.5% convertible promissory notes maturing on September 1, 2025. As of December 31, 2021, the Company’s principal source of liquidity was aggregate cash and marketable securities of $31,063,166.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the year presented:

	Year Ended
	December 31,	December 31,
	2021	2020
Net cash used in operating activities	$(17,257,546)	$(4,250,734)
Net cash used in investing activities	(1,025,155)	(11,399,997)
Net cash provided by financing activities	36,281,043	16,315,700
Net increase in cash and cash equivalents	$17,998,342	$664,969

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $13,006,812 for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily the result of increased operating expense related to the scaling up the Company’s operations from the initial start-up phase as well as a result of the Helix acquisition and its operations.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $10,374,842 for the year ended December 31, 2021 compared to the year ended December 31, 2020. This is the result of an increase in additions to property and equipment of $1,391,548, a net decrease in cash invested in marketable securities of $10,455,413 and cash acquired of $1,310,977 as part of the Business Combination.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $19,965,343 for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to the cash proceeds received from the Company’s equity issuance in April 2021 and the convertible notes issuance in September 2021.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue in accordance with Topic 606. For a full description of our revenue recognition accounting policy, see Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K. We generate revenues from license fees, subscriptions, and services.

Business combinations. We allocate the fair value of the consideration transferred to the assets acquired and liabilities assumed, including trademarks, customer relationships, and acquired software and technology, based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets and deferred revenue obligations.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, maintenance agreements, and acquired developed technologies;

•
the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in our product portfolio;

•	expected costs to develop the in-process research and development into commercially viable software and estimated cash flows from the projects when completed; and

•	discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and, if such events occur, we may be required to recognize a loss in the consolidated statement of operations due to an overestimation of the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill and other intangible assets. Intangible assets arise from acquisitions and principally consist of goodwill, trademarks, customer relationships, and acquired software and technology. Intangible assets, other than goodwill, are amortized on a straight‑line basis over their estimated useful lives, which range from two to eight years.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. We operate as a single reporting unit.

In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required, we will recognize goodwill impairment as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. Based upon our most recent annual impairment assessment completed as of October 1, 2021, there were no indicators of impairment, and no impairment losses were recorded. There was no impairment of goodwill as a result of our annual impairment assessment conducted for the year ended December 31, 2021.

Off Balance Sheet Arrangements

The Company does not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update removes separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. Under ASU 2020-06, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity’s fiscal year. Early adoption is permitted. The Company has  elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. The Company evaluated the terms of our debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As a result, there is no equity component and the Company recorded the convertible note as a single liability within long-term debt on our consolidated balance sheet. The Company applies the if-converted method for calculation of diluted earnings per share for our convertible debt instruments.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on our financial statements.

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

FORIAN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forian Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
San Jose, California
March 31, 2022

FORIAN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,663,805	$665,463
Marketable securities	12,399,361	11,501,844
Accounts receivable, net	1,947,540	22,996
Contract assets	1,056,891	196,701
Prepaid expenses	1,017,927	120,979
Other assets	900,242	—
Total current assets	35,985,766	12,507,983

Property and equipment, net	1,531,959	46,358
Intangible assets, net	9,051,184	—
Goodwill	9,099,372	—
Right of use assets, net	859,637	—
Deposits and other assets	314,443	—
Total assets	$56,842,361	$12,554,341

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,125,067	$647,601
Accrued expenses	4,068,109	480,741
Short-term operating lease liabilities	247,325	—
Notes payable	13,122	—
Warrant liability	369,234	—
Deferred revenues	976,268	158,884
Total current liabilities	6,799,125	1,287,226

Long-term liabilities:
Long-term operating lease liabilities	611,523	—
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,260,448	—
Total long-term liabilities	24,871,971	—

Total liabilities	31,671,096	1,287,226

Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,773,154 issued and outstanding as of December 31, 2021 and 21,233,039 issued and outstanding as of December 31, 2020	31,773	21,233
Additional paid-in-capital	57,959,622	17,514,907
Accumulated deficit	(32,820,130)	(6,269,025)
Total stockholders' equity	25,171,265	11,267,115
Total liabilities and stockholders' equity	$56,842,361	$12,554,341

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years Ended December 31,
	2021	2020

Revenues:
Information and Software	$14,952,247	$544,871
Services	1,122,528	—
Other	804,940	—
Total revenues	16,879,715	544,871

Costs and Expenses:
Cost of revenues	4,717,175	38,293
Research and development	8,975,745	2,509,666
Sales and marketing	4,142,190	573,851
General and administrative	23,464,267	1,534,854
Depreciation and amortization	1,986,816	8,555
Transaction related expenses	1,210,279	863,409
Total costs and expenses	44,496,472	5,528,628

Loss From Operations	(27,616,757)	(4,983,757)

Other Income (Expense):
Change in fair value of warrant liability	878,481	—
Interest and investment income	6,809	3,574
Interest expense	(322,379)	—
Foreign currency related gains	525,252	—
Total other income, net	1,088,163	3,574

Net loss before income taxes	(26,528,594)	(4,980,183)
Income tax expense	(22,511)	—

Net Loss	$(26,551,105)	$(4,980,183)

Basic and diluted net loss per common share	$(0.90)	$(0.38)
Weighted-average shares outstanding	29,527,608	13,189,623

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2021		$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition			8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting			907,542	908	13,061	—	13,969
Issuance of common stock warrants			—	—	389,976	—	389,976
Forian shares issued upon exercise of MOR Class B options			10,167	10	292,820	—	292,830
Stock based compensation expense			—	—	9,286,474	—	9,286,474
Issuance of Forian common stock			1,191,743	1,192	11,967,460	—	11,968,652
Issuance of Forian common stock upon exercise of stock options			22,280	22	48,548	—	48,570
Net loss						(26,551,105)	(26,551,105)
Balance at December 31, 2021	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265

Balance at January 1, 2020		$—	7,713,528	$7,713	$1,000,098	$(1,288,842)	$(281,031)
Issuance of MOR Series S Units in March 2020	—	—	5,316,284	5,316	3,310,384	—	3,315,700
Issuance of MOR Series S-1 Units			6,178,137	6,178	12,993,822		13,000,000
Conversion of Promissory Notes for MOR Series S Units in March 2020	—	—	295,501	296	184,004	—	184,300
Vested MOR Class B Profit Interest Units	—	—	1,729,589	1,730	25,717	—	27,447
Stock Based Compensation Expense					882		882
Net loss	—	—				(4,980,183)	(4,980,183)
Balance at December 31, 2020	—	$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021
AND 2020

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,551,105)	$(4,980,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,986,816	8,555
Amortization on right of use asset	223,047	—
Amortization of debt issuance costs	1,778	—
Accrued interest on Convertible Notes	280,000	—
Realized and unrealized gain on marketable securities	(4,427)	(3,574)
Provision for doubtful accounts	227,838	—
Stock-based compensation expense	9,300,443	28,329
Change in fair value of warrant liability	(878,481)	—
Issuance of warrants in connection with transaction expenses	389,976	—
Change in operating assets and liabilities:
Accounts receivable	(1,663,929)	(22,996)
Contract assets	(840,062)	(196,701)
Prepaid expenses	(681,884)	(95,614)
Changes in lease liabilities during the year	(248,561)	—
Deposits and other assets	(705,735)	—
Accounts payable	(204,413)	641,201
Accrued expenses	1,614,705	211,365
Deferred revenues	496,448	158,884
Net cash used in operating activities	(17,257,546)	(4,250,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,443,042)	(51,494)
Purchase of marketable securities	(34,902,392)	(11,348,503)
Sale of marketable securities	34,009,302	—
Cash acquired as part of business combination	1,310,977	—
Net cash used in investing activities	(1,025,155)	(11,399,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stockholders' contributions	—	16,315,700
Proceeds from exercise of MOR Class B options	292,830	—
Payments on notes payable and financing arrangements	(7,679)	—
Proceeds from exercise of common stock options	48,570	—
Proceeds from sale of common stock	11,968,652	—
Proceeds from the issuance of convertible notes payable	23,978,670	—
Net cash provided by financing activities	36,281,043	16,315,700

Net change in cash	17,998,342	664,969

Cash and cash equivalents, beginning of year	665,463	494

Cash and cash equivalents, end of year	$18,663,805	$665,463

Supplemental disclosure of cash flow information
Cash paid for interest	$724	$—
Cash paid for taxes	$—	$—
Non-cash Investing and Financing Activities:
Conversion of promissory notes to Series S units	$—	$184,300
Non-cash consideration for Helix acquisition	$18,454,784	$—

The accompanying notes are an integral part of these consolidated financial statements.

Forian Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2021 and 2020

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

On March 2, 2021 (the “Merger Closing Date”), pursuant to the Agreement and Plan of Merger, dated as of October 16, 2020, as amended by Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, as further amended by Amendment No. 2 to Agreement and Plan of Merger, dated February 9, 2021 (together, the “Merger Agreement”), by and among Helix Technologies, Inc. (“Helix”), the Company and DNA Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub merged with and into Helix, with Helix being the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). Each share of Helix common stock was exchanged for 0.05 shares of Company common stock in the Merger. Helix provides traceability and point of sale technology, analytics solutions and other products to customers within each vertical of the cannabis industry to help them improve the performance of their business.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of December 31, 2021.

The Contribution was completed on March 2, 2021 and the combination of MOR and Forian was accounted for as a transaction between entities under common control pursuant to ASC 805-50. Accordingly, the combination of Forian and MOR results in a change in reporting entity and the financial statements are presented as though the combination of Forian and MOR occurred as of the beginning of the periods presented. Additionally, the results of Helix are included in the accompanying consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Boss Security Solutions, Inc., Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, BT UCS, Inc., Engeni LLC (including Engeni, S.A. (“Engeni SA”), which is 99% owned by Engeni LLC), Green Tree International, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. Effective December 31, 2021, (i) each of COR Analytics, LLC and MOR Analytics, LLC was merged with and into Medical Outcomes Research Analytics, LLC and (ii) each of BT UCS, Inc. and BOSS Security Solutions was merged with and into Security Grade Protective Services, Ltd., which entity was re-domesticated from Colorado to Delaware and renamed Helix Legacy, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the period from March 2, 2021 through December 31, 2021, sales in Argentina represented less than 2% of the Company’s consolidated sales. Assets held in Argentina as of December 31, 2021 represented less than 1% of the Company’s consolidated assets. While the hyperinflationary conditions did not have a material impact on the Company’s business during the period from March 2, 2021 through December 31, 2021, in the future, we may incur larger currency devaluations.

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

47

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s convertible notes as of December 31, 2021 was $22,258,000, based on Level 3 inputs. The estimated fair value of the Company’s warrant liability as of December 31, 2021 was $369,234, based on Level 3 inputs.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $350,991 and $0 at December31, 2021 and 2020, respectively.

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

47

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, the Company recognizes revenue when (or as) customers obtain control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company applies the provisions of ASC 606 to an arrangement when a substantive contract exists and collectability is probable.

The Company generates revenue from the following categories of offerings: Information and Software subscriptions, Services and Other products.

The Company derives Information and Software revenue primarily from license fees for the Company’s Information Products and subscription revenue for the Company’s Software products. Information products contracts are generally for a period of one month to five years. Information products customers may access data analytics products through the use of tools provided by the Company, or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery, or information that will be updated over a period of time as agreed upon with the customer. In most cases the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period, and control over the use of the products passes to the customer when delivered, revenue is recognized when the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception, and revenue is recognized ratably over the life of non-cancellable periods of the contract. Customers are generally invoiced according to monthly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

Software revenue is primarily comprised of subscriptions to point of sale and business intelligence products and related hosting services. Subscription revenue is considered a single performance obligation recognized ratably over the term of the contract, beginning when access to the applicable software is provided to the customer. Customers are typically billed at the beginning of each month under agreements, which the customer may cancel with 30 days’ notice. When collection of fees occurs in advance of service delivery, revenue recognition is deferred until such services commence. Revenue for implementation fees is recognized as training and installation services are performed.

Services revenues are primarily from fixed price contracts with government agencies where amounts are billed upon completion of the milestones within the contract. Revenue is recognized as the company satisfies its performance obligations under the contract. In the event that a contract does not specifically allocate revenue to the satisfaction of specific performance obligations or milestones, the transaction price is allocated based on the percentage of time spent, or expected to be spent, to meet each performance obligation. Initial customization of the software to meet state specific requirements and the training to appropriately utilize the software are generally recognized upon completion of the customization and acceptance by the state agency. Support and service revenues are then recognized over a predetermined period of time as defined in the contract. Contract renewals may include an annual service fee that is recognized over the time period defined in the contract.

Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, which can either increase or decrease the transaction price, including sales of products by customers derived from data analytics products the Company provides. Variable consideration based on sales of products by customers is recognized in the period of sales, subject to minimum amounts specified in contracts. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period. The effect of revisions in recognized estimated variable consideration in excess of minimums are recorded beginning in the period in which the estimates are revised. Actual results could differ from periodic estimates.

Significant judgments and estimates are sometimes necessary for the determination of whether performance obligations in a contract are distinct and whether they are delivered at a point in time or over time. Judgement is also necessary to assess revenue recognized under contingent revenue arrangements.

Contract acquisition costs, which consist of sales commissions paid or payable, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term.

Contract assets and deferred revenues consist of the following as of December 31, 2021:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue

Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,937
Acquired balances recognized during period	—	(20,128)	(20,128)	(263,787)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	16,494	843,696	860,190	919,118
Balance at December 31, 2021	$70,278	$986,613	$1,056,891	$976,268

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The remaining performance obligations consisted of the following:

	December 31, 2021	December 31, 2020
Estimated next twelve months	$8,525,736	$460,208
Thereafter	11,424,934	622,916
Total	$19,950,670	$1,083,124

Remaining performance obligations include $976,268 of billed and deferred revenue at December 31, 2021, and $158,884 at December 31, 2020, respectively.

The Company’s disaggregated revenue categories as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Healthcare Information	$7,138,907	$544,871
Software Subscriptions	7,813,340	—
Services	1,122,528	—
Other	804,940	—
Total	$16,879,715	$544,871

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

Customer Concentration

For the year ended December 31, 2020, the Company had a single customer that accounted for $450,000 of revenue, which represented 83% of revenues generated from customer sales. The contracts assets balance related to this customer at December 31, 2020 was $142,917. The concentration with this customer declined in 2021 as the Company added more customers and sources of revenue.

The Company did not have any customers that exceeded 10% of total revenue for the year ended December 31, 2021.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software Products. While information licensing fees represented less than 10% of the Company’s operating expenses for the years ended December 31, 2021, and 2020, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the years ended December 31, 2021 and 2020.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs not pertaining to the application development stage are expensed as incurred.  The Company capitalized software development costs of $1,360,836 and $0 as of December 31, 2021 and 2020, respectively.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

50

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $65,293 and $0 for the years ended December 31, 2021 and 2020, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At December31, 2021, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the years ended December 31, 2021 and 2020, the diluted loss per share is the same as basic loss per share for the periods presented.

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

After March 2, 2021, the Company accounts for income taxes in accordance with FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update removes separation models for (i) convertible debt with a cash conversion feature and (ii) convertible instruments with a beneficial conversion feature. Under ASU 2020-06, these features will be combined with the host contract. ASU 2020-06 does not impact the accounting treatment for conversion features that are accounted for as a derivative under Topic 815. The update also requires the application of the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition, only at the beginning of an entity’s fiscal year. Early adoption is permitted. The Company has elected to early adopt the standard as of January 1, 2021 using the modified retrospective method of transition. The Company evaluated the terms of its debt and concluded that the instrument does not require separation and that there were no other derivatives that required separation. As a result, there is no equity component and the Company recorded the convertible note as a single liability within long-term debt on its consolidated balance sheet. The Company applies the if-converted method for calculation of diluted earnings per share for its convertible debt instruments.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

The Merger was accounted for as a business combination in accordance with ASC 805. The Company has determined fair values of the assets acquired and liabilities assumed in the Merger.

The following table summarizes the purchase price allocations relating to the Merger:

Total purchase price	$18,454,784

Assets acquired:
Cash	1,310,977
Accounts receivable, net	488,453
Prepaid expenses	215,064
Contract assets	20,128
Other assets	450,000
Property and equipment	146,559
Software Technology	5,279,000
Trade Names and Trademarks	386,000
Customer Relationships	5,269,000
Right of use assets	1,082,684
Deposits and other assets	58,950
Total assets acquired	$14,706,815

Liabilities assumed:
Accounts payable and accrued liabilities	$681,879
Accrued expenses	1,972,663
Short-term lease liabilities	295,364
Deferred revenues	320,936
Warrant liability	1,247,715
Notes payable and financing arrangements	20,801
Other long-term liabilities	812,045
Total liabilities assumed	$5,351,403
Estimated fair value of net assets acquired:	$9,355,412

Goodwill	$9,099,372

The estimates for useful lives of the identified intangibles are 8 years for Trade Names and Trademarks, 5 years for Customer Relationships and 2 and 7 years for Software Technology Intangibles with a weighted average useful life of 5.47 years.

Transaction costs incurred in connection with the Business Combination amounted to $1,210,279 and $863,409 for the years ended December 31, 2021 and 2020, respectively.

Unaudited Pro Forma Financial Information

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

	For the Years Ended December 31,
Description	2021	2020
Revenues	$18,889,025	$12,323,000
Net loss	$(28,980,168)	$(50,001,000)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.94)	$(1.87)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of the Company and Helix to reflect the business combination accounting effects resulting from this acquisition, including the amortization expense from acquired intangible assets included in the pro forma financial information presented above. The Forian historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented.

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of December 31, 2021 and 2020, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2021 and December 31, 2020, the Company’s balance sheet reflected other prepaid expenses of $1,017,927 and $120,979, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of December 31, 2021 are amounts receivable from employees totaling $600,242 and $300,000 of proceeds receivable from a divestiture of assets by Helix prior to acquisition by Forian.

Note 7	PROPERTY AND EQUIPMENT, NET

As of December 31, 2021 and 2020, property and equipment were comprised of the following:

	December 31, 2021	December 31, 2020
Personal computing equipment	$131,137	$55,767
Furniture and equipment	119,381	—
Software development costs	1,338,044	—
Vehicles	25,876	—
Total	1,614,438	55,767
Less: Accumulated depreciation and amortization	(82,479)	(9,409)
Property and equipment, net	$1,531,959	$46,358

Depreciation and amortization expense was $102,222, and $8,555 for the years ended December 31, 2021 and 2020, respectively, including $22,792 and $0 of amortization of software development costs.

Note 8	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets as of December 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at December 31, 2021
Customer Relationships	5	$5,269,000	$(872,501)	$4,396,499
Software Technology	2	1,170,000	(484,355)	685,645
Software Technology	7	4,109,000	(486,011)	3,622,989
Tradenames and Trademarks	8	386,000	(39,949)	346,051
		$10,934,000	$(1,882,816)	$9,051,184

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,882,816 and $0 for the years ended December 31, 2021 and 2020, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2022	$2,274,050
2023	1,789,695
2024	1,689,050
2025	1,689,050
2026	816,549
Thereafter	792,790
Total	$9,051,184

Note 9	ACCRUED EXPENSES

As of December 31, 2021 and December 31, 2020, accrued expenses were comprised of the following:

	December 31, 2021	December 31, 2020
Accrued bonuses and other employee compensation	$2,046,584	$346,720
Accrued expenses	2,021,525	8,825
Transaction-related	—	125,196
Total	$4,068,109	$480,741

Transaction-related accrued expenses are associated with the Merger. See Note 4.

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the consolidated statement of operations. As of December 31, 2021, the Company had 97,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

As of December 31, 2021
Fair value of company's common stock	$9.02
Dividend yield	0%
Expected volatility	118% - 149%
Risk Free interest rate	0.06% - 0.97%
Expected life (years)	1.82
Exercise price	$8.00 - $28.00
Fair value of financial instruments - warrants	$369,234

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance at January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(878,481)

Balance at December 31, 2021	$369,234

Note 11	CONVERTIBLE NOTES

	December 31, 2021	December 31, 2020
Principal outstanding	$24,000,000	$—
Add: accrued interest	280,000	—
Less: unamortized debt issuance costs	(19,552)	—
Convertible note payable, net of debt issuance costs	$24,260,448	$—

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $280,000 for the year ended December 31, 2021.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the year ended December 31, 2021, the Company recognized $1,778 in amortization of debt issuance costs.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	1,237,396	$0.62
Issued	2,191,869	1.21
Vested	1,729,589	0.72
Canceled	—	—
Unvested at December 31, 2020	1,699,676	1.28
Issued	454,000	11.71
Vested	907,545	0.03
Canceled	(100,000)	12.18
Unvested at December 31, 2021	1,146,131	$3.28

The 1,146,131 of unvested awards at December 31, 2021 consists of 326,750 restricted stock units and 819,381 shares of restricted stock.

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

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

December 31,
2021
Exercise Price	$2.00 to $51.80
Fair value of Company common stock	$7.85 to $22.90
Dividend yield	0%
Expected volatility	117% to 188%
Risk Free interest rate	0.27% to 1.59%
Expected life (years) remaining	0.84 to 10.00

 Stock option activity for the period ended December 31, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.24
Granted	3,893,714	$12.73	9.31
Exercised	(29,937)	$6.03	1.02
Forfeited and expired	(271,893)	$7.31	6.65
Outstanding at December 31, 2021	4,046,973	$14.25	8.75
Vested options at December 31, 2021	526,352	$15.13	3.24

The weighted average exercise price and remaining contractual life of exercisable options as of December 31, 2021 is $15.13 and 3.24 years, respectively. The total aggregate intrinsic value of the exercisable options as of December 31, 2021 was approximately $455,323.

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $11.95 and $0.02 for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $38,135,809, which the Company expects to recognize over a weighted-average period of approximately 3.28 years. Stock compensation expense for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Services	$36,013	$—
Research and development	136,936	13,956
Sales and marketing	451,846	4,884
General and administrative	8,675,648	9,489
Total	$9,300,443	$28,329

Total intrinsic value of options exercised in the year ended December 31, 2021 was $207,637. The total fair value of restricted shares vested during the year ended December 31, 2021 was $2,568,884.

Note 13	STOCKHOLDERS’ EQUITY

The Consolidated Statement of Stockholders’ Equity reflects the exchange of MOR Members Equity for Company common stock as of the beginning of the periods presented. See Note 2.
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

In March 2020, MOR completed a Series S financing with cash proceeds of $3,315,700 and converted a promissory note of $184,300 in exchange for 3,078,276 Series S preferred units.
 In 2019 and 2020, Class B profit interest units, restricted Class B units and options to acquire Class B units were issued to employees, consultants and advisors.
In March 2021, the Company issued warrants to purchase 17,031 shares of Company common stock at a per-share purchase price equal to $0.01. The warrants terminate after a period of 2 years from the issuance date. The warrants were issued in exchange for services provided with a fair value of $389,976 included in transaction related expenses for the year ended December 31, 2021.

On April 16, 2021, the Company raised proceeds of $11,968,652, net of transaction expenses of $31,348, resulting from the sale of 1,191,743 shares of Company common stock at an average purchase price equal to $10.21 per share to a select group of institutional and accredited investors. Investors included both unaffiliated investors as well as directors of the Company. Directors purchased 560,461 shares of common stock at a purchase price of $11.33 per share, which amount represented the consolidated closing bid price of Company common stock as reported by the Nasdaq on April 9, 2021, the last trading day prior to execution of the securities purchase agreement. Unaffiliated investors purchased 631,282 shares of Company common stock at a purchase price of $8.95 per share, which price was negotiated on April 9, 2021, and represents an approximately 15% discount to the preceding day’s volume weighted average price.

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Years Ended December 31,
	2021	2020
Net loss attributable to common shareholders	$(26,551,105)	$(4,980,183)

Net loss per share attributable to common shareholders:
Basic	$(0.90)	$(0.38)
Diluted	$(0.90)	$(0.38)

Weighted average common shares outstanding:
Basic	29,527,608	13,189,623
Diluted	29,527,608	13,189,623

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the Years Ended December 31,
Potentially dilutive securities:	2021	2020
Warrants	124,087	—
Stock options	4,046,973	—
Convertible notes	2,427,379	—
Unvested Restricted Stock Awards and Units	1,146,131	1,699,676
Total	7,744,570	1,699,676

Note 15	RELATED PARTY TRANSACTIONS

On May 6, 2019, MOR entered into an arrangement with family trusts controlled by two members of the MOR Board of Directors to issue two separate promissory notes (“Promissory Note(s)”) entitling MOR to secure up to $100,000 per Promissory Note to fund operations. The Promissory Notes had no interest rate and were due on the sooner of the initial closing of MOR’s Series S Preferred Unit financing or December 31, 2020. In March 2020, in connection with MOR’s Series S Preferred Unit financing, the aggregate outstanding balance of the Promissory Notes of $184,300, was converted, at the option of the holders, into 295,501 shares of Company common stock.

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have not agreed to renew the agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2021 and 2020 of $419,736 and $302,000, respectively.

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

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	Year Ended December 31,
	2021	2020
Information and Software
Revenue	$14,952,247	$544,871
Costs and expenses	26,412,188	3,893,910
Loss from operations	(11,459,941)	(3,349,039)
Total other income/(expense)	—	—
Net loss before income taxes	$(11,459,941)	$(3,349,039)

Services
Revenue	$1,122,528	$—
Costs and expenses	1,182,834	—
Loss from operations	(60,306)	—
Total other income/(expense)	—	—
Net loss before income taxes	$(60,306)	$—

Other
Revenue	$804,940	$—
Costs and expenses	1,079,144	—
Loss from operations	(274,204)	—
Total other income/(expense)	(787)	—
Net loss before income taxes	$(274,991)	$—

Centrally Managed Costs
Revenue	$—	$—
Costs and expenses	15,822,306	1,641,387
Loss from operations	(15,822,306)	(1,641,387)
Total other income/(expense)	1,088,950	(5,601)
Net loss before income taxes	(14,733,356)	(1,646,988)
Income tax expense	(22,511)	—
Net loss	$(14,755,867)	$(1,646,988)

Totals
Revenue	$16,879,715	$544,871
Costs and expenses	44,496,472	5,528,628
Loss from operations	(27,616,757)	(4,983,757)
Total other income/(expense)	1,088,163	3,574
Net loss before income taxes	(26,528,594)	(4,980,183)
Income tax expense	(22,511)	—
Net loss	$(26,551,105)	$(4,980,183)

Approximately 98% of revenues were attributable to customers in the United States for the year ended December 31, 2021. All of the Company’s revenues were attributable to customers in the United States for the year ended December 31, 2020.

Note 17	INCOME TAXES

The Company was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of MOR for the purpose of effecting the Business Combination. MOR was organized as a limited liability company and became a wholly owned subsidiary of the Company upon completion of the Merger with Helix on March 2, 2021. As a result, the Company was treated as a partnership for federal and state income tax purposes through March 2, 2021. Accordingly, the Company’s taxable income, deductions, assets and liabilities are reported by the members on their respective income tax returns. Therefore, no provision for federal or state income tax has been made by the Company for all business activity from its inception through March 2, 2021.

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, the Company’s consolidated loss before income taxes for the U.S. and foreign entities, in the aggregate, is as follows:

2021
United States	$(26,398,610)
Foreign	(129,984)
Total loss before provision for income taxes	$(26,528,594)

The income tax expense or benefit consisted of the following for the period from March 3, 2021 to December 31, 2021:

2021
Current:
Federal	—
State	22,511
Foreign	—
$22,511

Deferred:	—
Federal	—
State	—
Foreign	—
—
Total	$22,511

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2021 and 2020 is as follows:

2021
Income tax expense (benefit) at federal statutory rate	21.0%
Loss from MOR LLC Period	(1.52)%
Stock based compensation	2.01%
State taxes	6.10%
Rate change	0.63%
Other differences	(0.16)%
Valuation allowance	(28.14)%
Income tax expense	(0.08)%

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act, enacted on December 22, 2017, require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. In accordance with FASB guidance, the Company’s policy will be to recognize GILTI in the period it arises, and it will not recognize a deferred charge with regard to GILTI. The Company concluded it was not subject to GILTI in 2021 and as such there was no impact from GILTI included in its 2021 provision.

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2021:

2021
Deferred tax assets
Allowance for doubtful accounts	$94,027
Other accruals	499,739
Deferred Revenue	81,423
Stock Compensation	2,492,471
Lease liability	231,335
Net operating loss carry forwards	10,815,077
Net deferred income tax assets	14,214,072

Valuation allowance	11,209,305
Total net deferred income tax assets	$3,004,767

Unrealized Foreign Exchange Gain/Loss	$1,538
Prepaid Expenses	19,517
Property, plant and equipment	631,150
Goodwill and intangible assets	2,352,562

Net deferred income tax liability	$3,004,767

As of the year ended December 31, 2021, the Company has federal, state, and foreign net operating loss carryforwards of approximately $42,265,205 and $39,089,984 and $238,312, respectively. Federal net operating loss carryforwards in the amount of $9,004,500 begin expiring in 2035 and approximately $33,260,705 have an indefinite life. The federal NOL carryforwards of $33,260,705 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards begin expiring in 2035. Foreign net operating loss carryforwards in the amount of $238,312 begin expiring in 2024.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization. The Company has not completed a full study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes prior to the Company’s prior acquisition of Helix and since inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.”

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company cannot rely on a history of earnings since this year is the initial year. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets because it is more likely than not that all of the deferred tax assets will not be realized.

As of December 31, 2021, deferred tax assets were offset by the deferred tax liabilities and a valuation allowance on any remaining balance. A valuation allowance of $11,209,305 has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $11,209,305 in the year. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth in the relevant jurisdictions.

During 2021, the Company completed the acquisition of Helix, see Note 4. In connection with the acquisition of Helix, the Company recorded additional net deferred tax assets of $3,694,500 primarily related to NOLs incurred by Helix prior to the acquisition. A valuation allowance of $3,694,500 was recorded against Helix’s deferred tax assets due to limitations on the ability to utilize the NOLs. There is no net impact of the above adjustments, and no adjustment has been recorded to goodwill in acquisition accounting.

As required by the uncertain tax position guidance in ASC No. 740, Income Tax, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income, to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2018 to the present in the U.S. and from 2016 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes.

Note 18	COMMITMENTS AND CONTINGENCIES

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

The Company is obligated under operating lease agreements for office facilities in (i) Florida (two), (ii) Washington, (iii) Colorado and (iv) Argentina that expire in (i) December 2024, (ii) December 2022, (iii) February 2026 and (iv) July 31, 2024, respectively. The Company also has two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such have not recognized a “right of use” asset or lease liability for these two short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Cash used in operating leases	$280,978	$—
ROU assets obtained in exchange for lease obligations	$223,047	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	As of December 31, 2021	As of December 31, 2020
Right of use assets, net	$859,637	$—

Short-term operating lease liabilities	$247,325	$—
Long-term operating lease liabilities	611,523	—
Total lease liabilities	$858,848	$—
Weighted average remaining lease term (in years)	3.32	—
Weighted average discount rate	8.5%	0.0%

The components of lease expense were as follows for each of the periods presented:

	Year Ended December 31,
	2021	2020
Operating lease expense	$255,464	$—
Short-term lease expense	$113,398	$16,106
Total operating lease costs	$368,862	$16,106

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December31, 2021, for the following five fiscal years and thereafter were as follows:

As of December 31, 2021
2022	$308,470
2023	286,670
2024	291,161
2025	85,726
2026	14,288
Thereafter	—
Total future minimum lease payments	$986,315
Less imputed interest	(127,467)
Total	$858,848

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of December31, 2021:

As of December 31, 2021

Year ending December 31, 2022	$853,844
Year ending December 31, 2023	1,741,439
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
Thereafter	—
$6,482,878

Legal Proceedings

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

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017, one former employee of Helix filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of himself and other employees. The matter was conditionally certified as a collective action and the period for returning consent forms concluded. The parties settled the dispute and filed a Joint Stipulation to Dismiss with Prejudice on January 26, 2022. Dismissal with prejudice was effective upon the filing of the Joint Stipulation.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit. The case is in the process of discovery. The Plaintiff’s motion for summary judgment was recently denied and a hearing on Defendants’ motion for summary judgment is expected to be scheduled within the next few months, with a potential trial date set after the motion for summary judgment.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. The settlement agreement requires approval from the probate court because plaintiff M’Seiya Thomas is a minor. A probate hearing is scheduled for May 6, 2022. The parties anticipate settlement will be approved by the Court and expect dismissal of this case, with prejudice, will occur shortly thereafter.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs were subsequently granted leave to amend their complaint to add two additional entities as defendants but have yet to file their second amended complaint or serve it on the newly added defendants. The Company and the individual defendants anticipate that they will renew their motions to dismiss once the second amended complaint is filed. Discovery has not yet begun. The Company intends to defend vigorously against the claims in the lawsuit.

Note 19	SUBSEQUENT EVENTS

On March 3, 2022, the Company sold certain assets related to its security monitoring services for $225,575. As of December 31,2021, the carrying value of assets to be sold amounted to less than $100,000.

In March 2022, the decision was made to transfer certain development activities from its Engeni, S.A. subsidiary to other sites. As a result, the Company incurred approximately $350,000 in severance and related costs to be recorded as a charge to operating expenses in 2022.

The results of the operations described above are included in the Company’s other operating segments in 2021.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation and as a result of the unremediated material weaknesses described below, our chief executive officer and chief financial officer have concluded that as of the end of such period, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management determined that our disclosure controls and procedures were ineffective due to certain material weaknesses in our internal control over financial reporting as set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2021, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting and prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

1)	We lacked segregation of duties over the cash, accounts payable, payroll, and financial reporting transaction classes.

2)	We lacked evidence of formalization surrounding internal controls and the financial close processes.

3)	We did not have properly designed general information technology controls surrounding logical access, change management, and vendor application management.

Notwithstanding the identified material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S. GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation

We have implemented several processes and control procedures in 2021, including those outlined below, to remediate the deficiencies noted above. We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We have hired additional personnel and outside consultants to fill accounting functions and expect to hire and train additional personnel. In addition, we have identified upgraded, accounting and finance systems, which we expect will enhance our ability to implement appropriate internal controls.

We have contracted an outside consulting firm to assist in the overall evaluation and documentation of the design and operating effectiveness of our internal controls over financial reporting. We are implementing newly designed controls and testing their operating effectiveness.

We believe these actions, when complete, will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, we intend to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein, because, as an emerging growth company, we are exempt from the requirement to provide such report.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described above in our remediation efforts.

As previously disclosed in this Annual Report on Form 10-K, on March 2, 2021, we merged with Helix. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. As of December 31, 2021, we were in the process of designing and implementing internal controls in the Helix business. Management has excluded from its assessment of internal control over financial reporting the operations and related assets of Helix, which the Company began consolidating in March 2021, however, is currently assessing and implementing internal controls. The operations and related assets of Helix were included in the consolidated financial statements of the Company and constituted 35% of total assets as of December 31, 2021, and 57% and of consolidated net sales for the year ended December 31, 2021.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to Forian’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

10.3+	Offer Letter, dated March 25, 2020, by and between MOR and Max Wygod.
10.4+	Offer Letter, dated March 25, 2020, by and between MOR and Adam Dublin.
10.5+	Employment Agreement, dated August 1, 2019, by and between MOR and Daniel Barton.
10.6+	Employment Agreement, dated March 1, 2021, by and between the Registrant and Edward Spaniel, Jr.
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).
10.8+	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s Form S-8 filed with the SEC on March 5, 2021).
10.9+	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of Helix’s Form 8-K filed with the SEC on June 5, 2018).
10.10
Form of Securities Purchase Agreement, dated April 12, 2021, entered into between the Company and each of the Investors and the Affiliates (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC April 13, 2021).

10.11+
Employment Agreement, dated as of September 2, 2021, by and between the Company and Michael Vesey (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC September 2, 2021).

10.12
Form of Note Purchase Agreement, dated September 1, 2021, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC November 15, 2021, 2021).

21*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10‑K.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Daniel Barton	Chief Executive Officer and Director
Daniel Barton	(Principal Executive Officer)

/s/ Michael Vesey	Chief Financial Officer
Michael Vesey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Max Wygod	Executive Chairman
Max Wygod

/s/ Mark J. Adler, M.D.	Director
Mark J. Adler, M.D.

/s/ Ian G. Banwell	Director
Ian G. Banwell

/s/ Adam Dublin	Director and Chief Strategy Officer
Adam Dublin

/s/ Jennifer Hajj	Director
Jennifer Hajj

/s/ Shahir Kassam-Adams	Director
Shahir Kassam-Adams

/s/ Stanley S. Trotman, Jr.	Director
Stanley S. Trotman, Jr.

/s/ Alyssa F. Varadhan	Director
Alyssa F. Varadhan

/s/ Kristiina Vuori, M.D., Ph.D.	Director
Kristiina Vuori, M.D., Ph.D.

/s/ Martin Wygod	Director
Martin Wygod