Form 10-Q
period 2022-03-31
Forian Inc.
filed 2022-05-13
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of May 11, 2022, there were 32,626,714 shares outstanding of the registrant’s common stock including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

Item 1.	Financial Statements and Supplementary Unaudited Data

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$14,753,394	$18,663,805
Marketable securities	12,393,430	12,399,361
Accounts receivable, net	3,193,881	1,947,540
Contract assets	1,687,813	1,056,891
Prepaid expenses	935,907	1,017,927
Other assets	368,712	900,242
Total current assets	33,333,137	35,985,766

Property and equipment, net	2,386,533	1,531,959
Intangible assets, net	8,482,349	9,051,184
Goodwill	9,099,372	9,099,372
Right of use assets, net	798,016	859,637
Deposits and other assets	322,159	314,443
Total assets	$54,421,566	$56,842,361

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,256,232	1,125,067
Accrued expenses	3,559,286	4,068,109
Short-term operating lease liabilities	246,920	247,325
Notes payable	—	13,122
Warrant liability	149,394	369,234
Deferred revenues	2,964,222	976,268
Total current liabilities	8,176,054	6,799,125

Long-term liabilities:
Long-term operating lease liabilities	551,970	611,523
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,471,781	24,260,448
Total long-term liabilities	25,023,751	24,871,971

Total liabilities	33,199,805	31,671,096

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,928,701 issued and outstanding as of March 31, 2022 and 31,773,154 issued and outstanding as of December 31, 2021	31,929	31,773
Additional paid-in capital	65,864,050	57,959,622
Accumulated deficit	(44,674,218)	(32,820,130)
Total stockholders' equity	21,221,761	25,171,265
Total liabilities and stockholders' equity	$54,421,566	$56,842,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Revenues:
Information and Software	$5,809,094	$1,408,978
Services	428,706	96,311
Other	153,479	115,320
Total revenues	6,391,279	1,620,609

Costs and Expenses:
Cost of revenues	1,567,549	457,886
Research and development	3,222,871	1,497,838
Sales and marketing	1,411,314	598,975
General and administrative	6,088,454	2,784,562
Separation expenses	5,611,857	—
Gain on sale of assets	(202,159)	—
Depreciation and amortization	605,674	187,584
Transaction related expenses	—	1,210,279
Total costs and expenses	18,305,560	6,737,124

Loss From Operations	(11,914,281)	(5,116,515)

Other Income (Expense):
Change in fair value of warrant liability	219,840	623,627
Interest and investment income	4,488	1,241
Interest expense	(237,111)	—
Foreign currency related gains (losses)	77,976	(24,006)
Total other income, net	65,193	600,862

Net loss before income taxes	(11,849,088)	(4,515,653)
Income tax expense	(5,000)	—

Net Loss	$(11,854,088)	$(4,515,653)

Basic and diluted net loss per common share	$(0.37)	$(0.19)
Weighted-average shares outstanding:	31,857,685	24,033,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022		$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Forian Restricted Stock Vesting from MOR unvested restricted stock			155,547	156	1,900		2,056
Stock based compensation expense					7,902,528		7,902,528
Net loss						(11,854,088)	(11,854,088)
Balance at March 31, 2022	—	$—	31,928,701	$31,929	$65,864,050	$(44,674,218)	$21,221,761

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @$0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021		$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition	—	—	8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock			172,835	173	2,570		2,743
Forian shares issued upon exercise of MOR Class B options	—	—	10,167	10	292,820	—	292,830
Stock based compensation expense	—	—			863,883	—	863,883
Issuance of common stock warrants					389,976		389,976
Net loss	—	—				(4,515,653)	(4,515,653)
Balance at March 31, 2021	—	$—	29,824,424	$29,824	$37,510,532	$(10,784,678)	$26,755,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,854,088)	$(4,515,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,674	187,584
Amortization on right of use asset	61,621	115,191
Gain on sale of assets	(202,159)	—
Amortization of debt issuance costs	1,333	—
Accrued interest on Convertible Notes	210,000	—
Realized and unrealized gain on marketable securities	(3,399)	(2,156)
Provision for doubtful accounts	22,210	14,632
Stock-based compensation expense	7,904,584	863,883
Change in fair value of warrant liability	(219,840)	(623,627)
Issuance of warrants in connection with transaction expenses	—	389,976
Change in operating assets and liabilities:
Accounts receivable	(1,280,960)	(4,610)
Contract assets	(630,922)	33,502
Prepaid expenses	82,020	(235,486)
Changes in lease liabilities during the period	(59,958)	(8,657)
Deposits and other assets	523,814	(416,399)
Accounts payable	131,165	625,066
Accrued expenses	(508,823)	92,566
Deferred revenues	1,987,954	(124,610)
Other long-term liabilities	—	(2)
Net cash used in operating activities	(3,229,774)	(3,608,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(902,420)	(64,041)
Proceeds from sale of assets	225,575	—
Purchase of marketable securities	(12,390,670)	—
Sale of marketable securities	12,400,000	4,000,000
Cash acquired as part of business combination	—	1,310,977
Net cash (used in) provided by investing activities	(667,515)	5,246,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of MOR Class B options	—	292,830
Payments on notes payable and financing arrangements	(13,122)	(682)
Net cash (used in) provided by financing activities	(13,122)	292,148

Net change in cash	(3,910,411)	1,930,284

Cash and cash equivalents, beginning of period	18,663,805	665,463

Cash and cash equivalents, end of period	$14,753,394	$2,595,747

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$724
Cash paid for taxes	$—	$—
Non-cash Investing Activities:
Non-cash consideration for Helix acquisition	$—	$18,454,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2022. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, Engeni LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni LLC), Green Tree International, Inc. and Boss Security Solutions, Inc., BT UCS, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. Effective December 31, 2021, (i) each of COR Analytics, LLC and MOR Analytics, LLC was merged with and into Medical Outcomes Research Analytics, LLC and (ii) each of BT UCS, Inc. and BOSS Security Solutions was merged with and into Security Grade Protective Services, Ltd., which entity was re-domesticated from Colorado to Delaware and renamed Helix Legacy, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the three months ended March 31, 2022 and 2021, sales in Argentina represented less than 1% of the Company’s consolidated sales. Assets held in Argentina as of March 31, 2022 and December 31, 2021 represented less than 1% of the Company’s consolidated assets. While the hyperinflationary conditions did not have a material impact on the Company’s business during the three months ended March 31, 2022, in the future, we may incur larger currency devaluations.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in related notes to the financial statements. The significant areas of estimation include but are not limited to accounting for allowance for doubtful accounts, income taxes, depreciation, amortization of intangible assets, contingencies and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Foreign currency related gains were reclassified from other comprehensive income to other income (expense) for Engeni SA, the Company’s Argentinian subsidiary, which operates in a highly inflationary country.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liability as of March 31, 2022 and December 31, 2021 was $149,394 and $369,234, respectively, based on Level 3 inputs.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $278,810 and $350,991 at March 31, 2022 and December 31, 2021, respectively.

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

Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The qualitative factors considered by Forian may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. An impairment charge is recognized when the implied fair value of the Company’s goodwill is less than its carrying amount. No impairment losses have been recognized during the periods presented.

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

The Company derives Information and Software revenue primarily from license fees for the Company’s Information products and subscription revenue for the Company’s Software products. Information products contracts are generally for a period of one month to five years. Information products’ customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery or information that will be updated over a period of time as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period, and control over the use of the products passes to the customer when delivered, revenue is recognized when the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception, and revenue is recognized ratably over the life of non-cancellable periods of the contract. Customers are generally invoiced according to monthly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

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

Contract assets and deferred revenues consist of the following as of March 31, 2022:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,936
Acquired balances recognized during period	—	(20,128)	(20,128)	(263,787)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	16,494	843,696	860,190	919,119
Balance at December 31, 2021	70,278	986,613	1,056,891	976,268
Beginning deferred revenue balance recognized during the period	—	—	—	(595,296)
Net change due to timing of billings, payments and recognition	(12,929)	643,851	630,922	2,583,250
Balance at March 31, 2022	$57,349	$1,630,464	$1,687,813	$2,964,222

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The remaining performance obligations consisted of the following:

	March 31, 2022	December 31, 2021
Estimated next twelve months	$12,816,197	$8,525,736
Thereafter	13,039,803	11,424,934
Total	$25,856,000	$19,950,670

Remaining performance obligations include $2,964,222 and $976,268 of billed and deferred revenue at March 31, 2022 and December 31, 2021, respectively.

The Company’s disaggregated revenue categories as of March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022	2021
Healthcare Information	$3,534,861	$573,836
Software Subscriptions	2,274,233	835,142
Services	428,706	96,311
Other	153,479	115,320
Total	$6,391,279	$1,620,609

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

Customer Concentration

For the three months ended March 31, 2021, the Company had a single customer that accounted for $237,500 of revenue, which represented 15% of total revenue generated from customer sales. The contracts assets balance related to this customer at March 31, 2021 was $125,000. The concentration with this customer declined in 2021 as the Company added more customers and sources of revenue.

The Company did not have any customers that exceeded 10% of total revenue for the three months ended March 31, 2022.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software Products. While information licensing fees represented less than 10% of the Company’s operating expenses for the three months ended March 31, 2022, and 2021, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

During the three months ended March 31, 2022, the Company had two vendors representing 20% and 16% of purchases for outside development and cloud computing services.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three months ended March 31, 2022 and 2021.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software –Costs of Software to be Sold, Leased or Marketed. Costs incurred in the application development stage are subject to capitalization and subsequent amortization and possible impairment. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs not pertaining to the application development stage are expensed as incurred. The Company capitalized software development costs of $2,200,278 and $50,228 as of March 31, 2022 and 2021, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $32,182 and $4,935 for the three months ended March 31, 2022 and 2021, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At March 31, 2022, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three months ended March 31, 2022 and 2021, the diluted loss per share is the same as basic loss per share for the periods presented.

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

After March 2, 2021, the Company accounts for income taxes in accordance with FASB ASC 740 (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company recorded a provision for state taxes of $5,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations.

Separation Expenses

During March 2022, the Company transferred certain development activities from its Engeni SA subsidiary to outsourced development facilities. As a result, the Company incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022.

On March 2, 2022, the Company and two advisors mutually agreed not to renew special advisor agreements between the advisors and the Company. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the March 2, 2022 non-renewal date. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

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

The following table summarizes the purchase price allocations relating to the Merger:

Total purchase price	$18,454,784

Assets acquired:
Cash	1,310,977
Accounts receivable, net	488,453
Prepaid expenses	215,064
Contract assets	20,128
Other assets	450,000
Property and equipment	146,559
Software Technology	5,279,000
Trade Names and Trademarks	386,000
Customer Relationships	5,269,000
Right of use assets	1,082,684
Deposits and other assets	58,950
Total assets acquired	$14,706,815

Liabilities assumed:
Accounts payable	$681,879
Accrued expenses	1,972,663
Short-term lease liabilities	295,364
Deferred revenues	320,936
Warrant liability	1,247,715
Notes payable and financing arrangements	20,801
Other long-term liabilities	812,045
Total liabilities assumed	$5,351,403
Estimated fair value of net assets acquired:	$9,355,412

Goodwill	$9,099,372

The estimates for useful lives of the identified intangibles are 8 years for Trade Names and Trademarks, 5 years for Customer Relationships and 2 and 7 years for Software Technology Intangibles with a weighted average useful life of 5.47 years.

Transaction costs incurred in connection with the Business Combination amounted to $0 and $1,210,279 for the three months ended March 31, 2022 and 2021, respectively.

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

For the Three Months Ended March 31,
Description	2021
Revenues	$3,629,521
Net loss	$(7,259,506)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.24)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of March 31, 2022 and 2021, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2022 and December 31, 2021, the Company’s balance sheet reflected other prepaid expenses of $935,907 and $1,017,927, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of March 31, 2022 are amounts receivable from employees totaling $368,712.

Note 7	PROPERTY AND EQUIPMENT, NET

As of March 31, 2022 and December 31, 2021, property and equipment were comprised of the following:

	March 31, 2022	December 31, 2021

Personal computing equipment	$180,402	$131,137
Furniture and equipment	131,952	119,381
Software development costs	2,200,278	1,338,044
Vehicles	—	25,876
Total	2,512,632	1,614,438
Less: Accumulated depreciation and amortization	(126,099)	(82,479)
Property and equipment, net	$2,386,533	$1,531,959

Depreciation and amortization expense was $36,839, and $10,711 for the three months ended March 31, 2022 and 2021, respectively, including $33,259 and $0 of amortization of software development costs.

Note 8	INTANGIBLE ASSETS, NET

The following tables summarize the Company’s intangible assets as of March 31, 2022 and December 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Book Value at March 31, 2022
Customer Relationships	5	$5,269,000	$(1,136,278)	$4,132,722
Software Technology	2	1,170,000	(630,590)	539,410
Software Technology	7	4,109,000	(632,765)	3,476,235
Tradenames and Trademarks	8	386,000	(52,018)	333,982
		$10,934,000	$(2,451,651)	$8,482,349

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at December 31, 2021
Customer Relationships	5	$5,269,000	$(872,501)	$4,396,499
Software Technology	2	1,170,000	(484,355)	685,645
Software Technology	7	4,109,000	(486,011)	3,622,989
Tradenames and Trademarks	8	386,000	(39,949)	346,051
		$10,934,000	$(1,882,816)	$9,051,184

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $568,835 and $176,873 for the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2022 (Remaining)	$1,705,215
2023	1,789,695
2024	1,689,050
2025	1,689,050
2026	816,549
Thereafter	792,790
Total	$8,482,349

Note 9	ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	March 31, 2022	December 31, 2021
Accrued salary, commission and bonus	$1,857,932	$2,046,584
Accrued expenses	1,701,354	2,021,525
Total	$3,559,286	$4,068,109

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of March 31, 2022, the Company had 92,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of March 31, 2022	As of December 31, 2021
Fair value of company's common stock	$6.96	$9.02
Dividend yield	0%	0%
Expected volatility	86% - 121%	118% - 149%
Risk Free interest rate	1.58% - 2.41%	0.06% - 0.97%
Expected life (years)	1.66	1.82
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$149,394	$369,234

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance at January 1, 2022	$369,234

Change in fair value of warrant liability	(219,840)

Balance at March 31, 2022	$149,394

Amount
Balance at January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(623,627)

Balance as of March 31, 2021	$624,088

Note 11	CONVERTIBLE NOTES

	March 31, 2022	December 31, 2021
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	490,000	280,000
Less: unamortized debt issuance costs	(18,219)	(19,552)
Convertible note payable, net of debt issuance costs	$24,471,781	$24,260,448

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $210,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the three months ended March 31, 2022 and 2021, the Company recognized $1,333 and $0 in amortization of debt issuance costs, respectively.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	1,699,676	$1.28
Issued	454,000	11.71
Vested	(907,545)	0.03
Canceled	(100,000)	12.18
Unvested at December 31, 2021	1,146,131	3.28
Issued	—	—
Vested	(155,547)	2.07
Canceled	—	—
Unvested at March 31, 2022	$990,584	$3.07

The 990,584 of unvested awards at March 31, 2022 consists of 300,760 restricted stock units and 689,824 shares of restricted stock.

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

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$6.81 to $15.61	$7.85 to $22.90
Dividend yield	0%	0%
Expected volatility	117% to 188%	117% to 188%
Risk Free interest rate	0.27% to 2.18%	0.27% to 1.59%
Expected life (years) remaining	0.59 to 9.97	0.84 to 10.00

Stock option activity for the period ended March 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	—	—
Options assumed in Helix Merger	455,089	$15.13	3.24
Granted	3,893,714	$12.73	9.31
Exercised	(29,937)	$6.03	1.02
Forfeited and expired	(271,893)	$7.31	6.65
Outstanding at December 31, 2021	4,046,973	$14.25	8.75
Granted	320,250	$6.81	9.97
Exercised	—	$—	—
Forfeited and expired	(899,332)	$14.63	8.99
Outstanding at March 31, 2022	3,467,891	$12.59	8.66
Vested options at March 31, 2022	713,179	$12.34	8.93

The weighted average exercise price and remaining contractual life of exercisable options as of March 31, 2022 is $12.34 and 8.93 years, respectively. The total aggregate intrinsic value of the exercisable options as of March 31, 2022 was approximately $301,336.

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $6.17 and $13.36 for the three months ended March 31, 2022 and 2021, respectively.

On March 2, 2022, the Company and two advisors mutually agreed not to renew special advisor agreements between the advisors and the Company. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the March 2, 2022 non-renewal date. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

At March 31, 2022, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $19,868,595, which the Company expects to recognize over a weighted-average period of approximately 3.30 years. Stock compensation expense for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31,
	2022	2021
Services	$23,907	$—
Research and development	85,619	54,890
Sales and marketing	52,525	31,744
General and administrative	2,325,490	777,249
Separation expenses	5,417,043	—
Total	$7,904,584	$863,883

The total fair value of restricted shares vested during the period ended March 31, 2022 was $1,193,231.

Note 13	STOCKHOLDERS’ EQUITY

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

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders	$(11,854,088)	$(4,515,653)

Net loss per share attributable to common shareholders:
Basic	$(0.37)	$(0.19)
Diluted	$(0.37)	$(0.19)

Weighted average common shares outstanding:
Basic	31,857,685	24,033,512
Diluted	31,857,685	24,033,512

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Potentially dilutive securities:
Warrants	119,087	124,087
Stock options	3,467,891	3,080,128
Convertible notes	2,453,088	—
Unvested Restricted Stock Awards and Units	990,584	1,870,840
Total	7,030,650	5,075,055

Note 15	RELATED PARTY TRANSACTIONS

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2022 and 2021 of $92,369 and $106,084, respectively.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended March 31,
	2022	2021
Information and Software
Revenue	$5,809,094	$1,408,978
Costs and expenses	7,443,215	3,637,602
Loss from operations	$(1,634,121)	$(2,228,624)
Total other income/(expense)	—	—
Loss before income taxes	$(1,634,121)	$(2,228,624)

Services
Revenue	$428,706	$96,311
Costs and expenses	291,598	80,290
Income from operations	$137,108	$16,021
Total other income/(expense)	—	—
Income before income taxes	$137,108	$16,021

Other
Revenue	$153,479	$115,320
Costs and expenses	217,063	79,887
Income (loss) from operations	$(63,584)	$35,433
Total other income/(expense)	50	(88)
Income (loss) before income taxes	$(63,534)	$35,345

Centrally Managed Costs
Revenue	$—	$—
Costs and expenses	10,353,684	2,939,345
Loss from operations	$(10,353,684)	$(2,939,345)
Total other income/(expense)	65,143	624,956
Loss before income taxes	$(10,288,541)	$(2,314,389)
Income tax expense	(5,000)	—
Net loss	$(10,293,541)	$(2,314,389)

Totals
Revenue	$6,391,279	$1,620,609
Costs and expenses	18,305,560	6,737,124
Loss from operations	$(11,914,281)	$(5,116,515)
Total other income/(expense)	65,193	600,862
Loss before income taxes	$(11,849,088)	$(4,515,653)
Income tax expense	(5,000)	—
Net loss	$(11,854,088)	$(4,515,653)

Approximately 98% of the Company’s revenues were attributable to customers in the United States for the three months ended March 31, 2022 and 2021.

Note 17	COMMITMENTS AND CONTINGENCIES

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

The Company is obligated under operating lease agreements for office facilities in (i) Florida (two), (ii) Washington, (iii) Colorado and (iv) Argentina that expire in (i) December 2024, (ii) December 2022, (iii) February 2026 and (iv) July 2024, respectively. The Company also has two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such have not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Cash used in operating leases	$77,117	$30,154
ROU assets obtained in exchange for new operating lease liabilities	$—	$1,082,684

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2022	December 31, 2021
Right of use assets, net	$798,016	$859,637

Short-term operating lease liabilities	$246,920	$247,325
Long-term operating lease liabilities	551,970	611,523
Total lease liabilities	$798,890	$858,848
Weighted average remaining lease term (in years)	3.09	3.32
Weighted average discount rate	8.5%	8.5%

The components of lease expense were as follows for each of the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Operating lease expense	$78,781	$27,312
Short-term lease expense	$59,887	$391
Total operating lease costs	$138,668	$27,703

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2022, for the following five fiscal years and thereafter were as follows:

March 31, 2022
2022	$231,352
2023	286,670
2024	291,161
2025	85,726
2026	14,288
Thereafter	—
Total future minimum lease payments	$909,197
Less imputed interest	(110,307)
Total	$798,890

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of March 31, 2022:

March 31, 2022

Year ending December 31, 2022	$728,844
Year ending December 31, 2023	1,741,439
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
Thereafter	—
$6,357,878

Legal Proceedings

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the condensed consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that we believe to be material, except for the below.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and no trial schedule has been established. Each of the parties’ motions for summary judgment were recently denied. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. The settlement agreement required approval from the probate court because plaintiff M’Seiya Thomas is a minor, which order was granted by the probate court on May 6, 2022. As a result of this settlement, the Company anticipates dismissal of this case, with prejudice, during the second quarter of 2022.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021 and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants anticipate that they will renew their motions to dismiss in advance of the June 1, 2022, responsive pleading deadline. Discovery has not yet begun. The Company intends to defend vigorously against the claims in the lawsuit.

Note 18	SUBSEQUENT EVENTS

On May 11, 2022, the Company’s Board of Directors approved the grant to certain employees of the Company under the 2020 Plan of nonqualified stock options to purchase an aggregate of 771,000 shares of common stock of the Company at an exercise price of $2.98 per share, which amount represents the closing price of the Company’s common stock on such date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended,
	March 31, 2022	March 31, 2021
Revenues	$6,391,279	$1,620,609
Costs and Expenses
Cost of Revenues	1,567,549	457,886
Research and development	3,222,871	1,497,838
Sales and marketing	1,411,314	598,975
General and administrative	6,088,454	2,784,562
Separation expenses	5,611,857	—
Gain on sale of assets	(202,159)	—
Depreciation and amortization	605,674	187,584
Transaction related expenses	—	1,210,279
Loss from operations	$(11,914,281)	$(5,116,515)

Comparison of Three Months Ended March 31, 2022 and 2021

Revenues

Revenues for the three months ended March 31, 2022 were $6,391,279, which represented an increase of $4,770,670 compared to total revenue of $1,620,609 for the three months ended March 31, 2021. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021, which contributed 38% of the increase, and higher revenues from the Company’s healthcare information products, which contributed 62% of the increase. Revenues from the Company’s Information products increased $2,961,025 or 416% compared to the three months ended March 31, 2021.

Cost of Revenues

Cost of revenues increased by $1,109,663 for the three months ended March 31, 2022 from $457,886 for the three months ended March 31, 2021. The increase is due to higher cost of revenues from the Company’s Information products.

Research and Development

Research and development expenses for the three months ended March 31, 2022 were $3,222,871, which represented an increase of $1,725,033 compared to total research and development expenses of $1,497,838 for the three months ended March 31, 2021. The increase is due to higher personnel, subcontracted labor, data licensing and processing expenses related to scaling the Company’s products, which contributed 79% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 21% of the increase.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2022 were $1,411,314, which represented an increase of $812,339 compared to total sales and marketing expenses of $598,975 for the three months ended March 31, 2021. The increase is due to higher salary, commission and consulting expenses related to scaling the Company’s products, which contributed 64% of the increase and the inclusion of the Helix acquisition since March 2, 2021, which contributed 36% of the increase.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $6,088,454, which represented an increase of $3,303,892 compared to general and administrative expenses of $2,784,562 for the three months ended March 31, 2021. The increase is due to higher expenses related to scaling the Company’s management organization, which contributed 13% of the increase, stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 47% of the increase, and the inclusion of the Helix acquisition since March 2, 2021, which contributed 24% of the increase.

Separation Expenses

Separation expenses for the three months ended March 31, 2022 were $5,611,857, consisting of $194,814 of severance expenses related to the transfer of development activities from our Engeni SA subsidiary and $5,417,043 related to the continued vesting of stock options through March 2, 2023 related to the separation of two advisors to the Company in accordance with the terms of their original advisory agreements.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations.

Transaction Related Expenses

Transaction related expenses for the three months ended March 31, 2022 were $0, which represented a decrease of $1,210,279 compared to transaction related expenses of $1,210,279 for the three months ended March 31, 2021. These 2021 expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with U.S. GAAP. The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “Net loss”).

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

•
Foreign Currency Related Gains (Losses). Foreign currency related gains (losses) result from foreign currency transactions and translation gains and losses related to our Engeni SA subsidiary. We exclude foreign currency related gains (losses) from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that foreign currency related gains (losses) will recur in future periods.

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

•
Gain on sale of assets. On March 3, 2022, we sold certain assets, consisting of customer contracts, accounts receivable, and other property related to our security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations.

•
Separation expenses. During March 2022, we transferred certain development activities from our Engeni SA subsidiary to outsourced development facilities. As a result, we incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022. Additionally, on March 2, 2022, we and two advisors to our Company mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of our common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of our common stock were forfeited. The advisors were not required to perform services to our Company beyond the March 2, 2022 non-renewal date. As a result, we recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022. We exclude these other items from Adjusted EBITDA because we believe these costs are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that separation expenses are non-recurring.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Information and Software	$5,809,094	$1,408,978
Services	428,706	96,311
Other	153,479	115,320
Total revenues	$6,391,279	$1,620,609

Net loss	$(11,854,088)	$(4,515,653)

Depreciation & amortization	605,674	187,584
Stock based compensation expense	7,904,584	863,883
Change in fair value of warrant liability	(219,840)	(623,627)
Transaction related expenses	—	1,210,279
Interest and investment income (expense)	232,623	(1,241)
Foreign currency related (gains) losses	(77,976)	24,006
Gain on sale of security monitoring assets	(202,159)	—
Severance expense	194,814	—
Income tax expense	5,000	—

Adjusted EBITDA	$(3,411,368)	$(2,854,769)

For the Three Months Ended March 31, 2022

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 was a loss of $3,411,368 compared to a loss of $2,854,769 for the three months ended March 31, 2021, an increase of $556,599. The increase is primarily due to investments in product development, customer service, infrastructure, and human capital and the inclusion of Helix.

Revenues

Revenues for the three months ended March 31, 2022 were $6,391,279, which represented an increase of $4,770,670 compared to total revenue of $1,620,609 for the three months ended March 31, 2021. These revenues were primarily from Information and Software products. The increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021, which contributed 38% of the increase, and higher revenues from the Company’s healthcare information products, which contributed 62% of the increase. Revenues from the Company’s Information products increased $2,961,025 or 416% compared to the three months ended March 31, 2021.

Revenues for the three months ended March 31, 2022 was $6,391,279 compared to pro forma revenues adjusted to include revenues from Helix for the period, for the three months ended March 31, 2021 of $3,629,521. Helix pre-acquisition revenues during the three months ended March 31, 2021 were $2,008,912. The increase in pro forma revenue of $2,761,758 is primarily due to increased sales of healthcare information products.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling its research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of convertible notes. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products and software products to fund all of its operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On April 12, 2021 the Company entered into a securities purchase agreement with certain accredited investors and certain of the Company’s directors, pursuant to which the Company issued 1,191,743 shares of common stock for aggregate gross proceeds of $12,000,000. On September 1, 2021, the Company raised proceeds of $24 million through the sale of 3.5% convertible promissory notes maturing on September 1, 2025. As of March 31, 2022, the Company’s principal source of liquidity was aggregate cash and marketable securities of $27,146,824.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended,
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(3,229,774)	$(3,608,800)
Net cash (used in) provided by investing activities	(667,515)	5,246,936
Net cash (used in) provided by financing activities	(13,122)	292,148
Net (decrease) increase in cash and cash equivalents	$(3,910,411)	$1,930,284

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $379,026 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 The decrease was primarily the result of increased revenues and decreased transaction related expenses, partially offset by increased operating expense related to the scaling up of the Company’s operations as well as a result of the Helix acquisition and its operations.

Net Cash Provided by Investing Activities

Net cash used in investing activities of $667,515 decreased by $5,914,451 for the three months ended March 31, 2022 compared to cash provided by investing activities of $5,246,936 for the three months ended March 31, 2021. This is primarily the result of an increase in additions to property and equipment of $838,379, a net increase in cash invested in marketable securities of $3,990,670 and a decrease in cash acquired of $1,310,977.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $13,122 for the three months ended March 31, 2022 decreased by $305,270 compared to cash provided by investing activities of $292,148 for the three months ended March 31, 2021. The decrease was primarily related to a reduction in cash proceeds received from the exercise of stock options.

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

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Off Balance Sheet Arrangements

The Company does not have relationships with other organizations or process any transactions that would constitute off balance sheet arrangements.

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022 remain ineffective to the extent of the material weaknesses identified.

We have implemented several processes and control procedures in 2021, including those outlined below, to remediate the deficiencies noted above. We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We have hired additional personnel and outside consultants to fill accounting functions and expect to hire and train additional personnel. In addition, we are in the process of upgrading our accounting and finance systems, which we expect will enhance our ability to implement appropriate internal controls.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that we will incur a loss and that the probable loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements based on our best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for the below.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and no trial schedule has been established. Each of the parties’ motions for summary judgment were recently denied. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit.

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. The settlement agreement required approval from the probate court because plaintiff M’Seiya Thomas is a minor, which order was granted by the probate court on May 6, 2022. As a result of this settlement, the Company anticipates  dismissal of this case, with prejudice, during the second quarter of 2022.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants anticipate that they will renew their motions to dismiss in advance of the June 1, 2022, responsive pleading deadline. Discovery has not yet begun. The Company intends to defend vigorously against the claims in the lawsuit.

Item 1A.	Risk Factors

This item is not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2022.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)