Form 10-Q
period 2022-06-30
Forian Inc.
filed 2022-08-12
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of August 10, 2022, there were 32,644,828 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

Item 1.	Financial Statements and Supplementary Unaudited Data

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$12,309,300	$18,663,805
Marketable securities	11,581,855	12,399,361
Accounts receivable, net	2,045,981	1,947,540
Contract assets	1,746,171	1,056,891
Prepaid expenses	1,258,238	1,017,927
Other assets	384,313	900,242
Total current assets	29,325,858	35,985,766

Property and equipment, net	3,148,357	1,531,959
Intangible assets, net	7,913,513	9,051,184
Goodwill	9,099,372	9,099,372
Right of use assets, net	735,164	859,637
Deposits and other assets	285,801	314,443
Total assets	$50,508,065	$56,842,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	876,927	1,125,067
Accrued expenses	3,697,186	4,068,109
Short-term operating lease liabilities	246,501	247,325
Notes payable	—	13,122
Warrant liability	34,618	369,234
Deferred revenues	2,984,880	976,268
Total current liabilities	7,840,112	6,799,125

Long-term liabilities:
Long-term operating lease liabilities	491,199	611,523
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,680,429	24,260,448
Total long-term liabilities	25,171,628	24,871,971

Total liabilities	33,011,740	31,671,096

Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,045,011 issued and outstanding as of June 30, 2022 and 31,773,154 issued and outstanding as of December 31, 2021	32,045	31,773
Additional paid-in capital	67,572,043	57,959,622
Accumulated deficit	(50,107,763)	(32,820,130)
Total stockholders’ equity	17,496,325	25,171,265
Total liabilities and stockholders’ equity	$50,508,065	$56,842,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Information and Software	$6,084,439	$3,763,671	$11,893,533	$5,172,649
Services	398,155	492,336	826,861	588,647
Other	51,664	291,978	205,143	407,298
Total revenues	6,534,258	4,547,985	12,925,537	6,168,594

Costs and Expenses:
Cost of revenues	1,746,808	1,232,790	3,314,357	1,690,676
Research and development	3,387,053	1,949,926	6,609,924	3,447,764
Sales and marketing	1,518,669	1,177,035	2,929,983	1,776,010
General and administrative	4,870,157	6,577,696	10,958,611	9,362,258
Separation expenses	—	—	5,611,857	—
Gain on sale of assets	—	—	(202,159)	—
Depreciation and amortization	604,122	595,488	1,209,796	783,072
Transaction related expenses	—	—	—	1,210,279
Total costs and expenses	12,126,809	11,532,935	30,432,369	18,270,059

Loss From Operations	(5,592,551)	(6,984,950)	(17,506,832)	(12,101,465)

Other Income (Expense):
Change in fair value of warrant liability	114,776	(128,800)	334,616	494,827
Interest and investment income	18,954	(20,446)	23,442	(19,205)
Interest expense	(223,576)	—	(460,687)	—
Foreign currency related gains	253,852	169,256	331,828	145,250
Total other income, net	164,006	20,010	229,199	620,872

Net loss before income taxes	(5,428,545)	(6,964,940)	(17,277,633)	(11,480,593)
Income tax expense	(5,000)	—	(10,000)	—

Net Loss	$(5,433,545)	$(6,964,940)	$(17,287,633)	$(11,480,593)

Basic and diluted net loss per common share	$(0.17)	$(0.22)	$(0.54)	$(0.42)
Weighted-average shares outstanding:	31,984,208	30,996,735	31,921,761	27,534,359

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	263,743	264	(58,349)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Stock based compensation expense	—	—	—	—	9,670,778	—	9,670,778
Net loss	—	—	—	—	—	(17,287,633)	(17,287,633)
Balance at June 30, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	—	$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition	—	—	8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock	—	—	343,123	343	5,102	—	5,445
Issuance of common stock warrants	—	—	—	—	389,976	—	389,976
Forian shares issued upon exercise of MOR Class B options	—	—	10,167	10	292,820	—	292,830
Stock based compensation expense	—	—	—	—	3,612,728	—	3,612,728
Issuance of Forian common stock	—	—	1,191,743	1,192	11,967,460	—	11,968,652
Issuance of Forian common stock upon exercise of stock options	—	—	12,266	13	35,607	—	35,620
Net loss	—	—	—	—	—	(11,480,593)	(11,480,593)
Balance at June 30, 2021	—	$—	31,198,721	$31,199	$52,264,976	$(17,749,618)	$34,546,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2022	—	$—	31,928,701	$31,929	$65,864,050	$(44,674,218)	$21,221,761
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	108,196	108	(58,193)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Stock based compensation expense	—	—	—	—	1,766,194	—	1,766,194
Net loss	—	—	—	—	—	(5,433,545)	(5,433,545)
Balance at June 30, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325

	Preferred Stock		Common Stock
	Shares	Par Value @$0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2021	—	$—	29,824,424	$29,824	$37,510,532	$(10,784,678)	$26,755,678
Forian Restricted Stock Vesting from MOR unvested restricted stock	—	—	170,288	170	2,532	—	2,702
Issuance of Forian common stock	—	—	1,191,743	1,192	11,967,460	—	11,968,652
Stock based compensation expense	—	—	—	—	2,748,845	—	2,748,845
Issuance of Forian common stock upon exercise of stock options	—	—	12,266	13	35,607	—	35,620
Net loss	—	—	—	—	—	(6,964,940)	(6,964,940)
Balance at June 30, 2021	—	$—	31,198,721	$31,199	$52,264,976	$(17,749,618)	$34,546,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,287,633)	$(11,480,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,209,796	783,072
Amortization on right of use asset	124,473	94,010
Gain on sale of assets	(202,159)	—
Amortization of debt issuance costs	2,666	—
Accrued interest on Convertible Notes	417,315	—
Realized and unrealized gain on marketable securities	(22,043)	(2,331)
Provision for doubtful accounts	73,402	50,813
Stock-based compensation expense	9,670,778	3,618,173
Change in fair value of warrant liability	(334,616)	(494,827)
Issuance of warrants in connection with transaction expenses	—	389,976
Change in operating assets and liabilities:
Accounts receivable	(184,252)	(929,641)
Contract assets	(689,280)	(108,808)
Prepaid expenses	(240,311)	(594,129)
Changes in lease liabilities during the period	(121,148)	(105,378)
Deposits and other assets	544,571	(344,338)
Accounts payable	(248,140)	(1,099,124)
Accrued expenses	(370,923)	1,865,826
Deferred revenues	2,008,612	179,074
Net cash used in operating activities	(5,648,892)	(8,178,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,699,530)	(328,303)
Proceeds from sale of assets	225,575	—
Purchase of marketable securities	(23,959,558)	(12,504,788)
Sale of marketable securities	24,799,107	11,503,845
Cash acquired as part of business combination	—	1,310,977
Net cash used in investing activities	(634,406)	(18,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of MOR Class B options	—	292,830
Payments on notes payable and financing arrangements	(13,122)	(2,747)
Payment of employee withholding tax related to restricted stock units	(58,085)	—
Proceeds from exercise of common stock options	—	35,620
Proceeds from sale of common stock	—	11,968,652
Net cash (used in) provided by financing activities	(71,207)	12,294,355

Net change in cash	(6,354,505)	4,097,861

Cash and cash equivalents, beginning of period	18,663,805	665,463

Cash and cash equivalents, end of period	$12,309,300	$4,763,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$724
Cash paid for taxes	$2,550	$—
Non-cash Investing Activities:
Non-cash consideration for Helix acquisition	$—	$18,454,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2022. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc., Engeni LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni LLC), Green Tree International, Inc., Boss Security Solutions, Inc., BT UCS, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. Effective December 31, 2021, (i) each of COR Analytics, LLC and MOR Analytics, LLC was merged with and into Medical Outcomes Research Analytics, LLC and (ii) each of BT UCS, Inc. and BOSS Security Solutions was merged with and into Security Grade Protective Services, Ltd., which entity was re-domesticated from Colorado to Delaware and renamed Helix Legacy, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the three and six months ended June 30, 2022 and 2021, sales in Argentina represented less than 1% of the Company’s consolidated sales. Assets held in Argentina as of June 30, 2022 and December 31, 2021 represented less than 1% of the Company’s consolidated assets. While the hyperinflationary conditions did not have a material impact on the Company’s business during the three and six months ended June 30, 2022, in the future, we may incur larger currency devaluations.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in related notes to the financial statements. The significant areas of estimation include, but are not limited to, accounting for allowance for doubtful accounts, income taxes, depreciation, amortization of intangible assets, contingencies and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liability as of June 30, 2022 and December 31, 2021 was $34,618 and $369,234, respectively, based on Level 3 inputs.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $286,416 and $350,991 at June 30, 2022 and December 31, 2021, respectively.

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

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. All goodwill is reported in the Information and Software reporting unit.

Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The qualitative factors considered by Forian may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. An impairment charge is recognized when the fair value of the Company’s goodwill is less than its carrying amount. No impairment losses have been recognized during the periods presented.

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

Contract assets and deferred revenues consist of the following as of June 30, 2022:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,936
Acquired balances recognized during period	—	(20,128)	(20,128)	(263,787)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	16,494	843,696	860,190	919,119
Balance at December 31, 2021	70,278	986,613	1,056,891	976,268
Beginning deferred revenue balance recognized during the period	—	—	—	(773,629)
Net change due to timing of billings, payments and recognition	115,488	573,792	689,280	2,782,241
Balance at June 30, 2022	$185,766	$1,560,405	$1,746,171	$2,984,880

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	June 30, 2022	December 31, 2021
Estimated next twelve months	$12,827,702	$8,525,736
Thereafter	10,590,820	11,424,934
Total	$23,418,522	$19,950,670

Remaining performance obligations include $2,984,880 and $976,268 of billed and deferred revenue at June 30, 2022 and December 31, 2021, respectively.

The Company’s disaggregated revenue categories as of June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Healthcare Information	$3,602,913	$1,382,511	$7,137,774	$1,956,347
Software Subscriptions	2,481,526	2,381,160	4,755,759	3,216,302
Services	398,155	492,336	826,861	588,647
Other	51,664	291,978	205,143	407,298
Total	$6,534,258	$4,547,985	$12,925,537	$6,168,594

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

Customer Concentration

The Company did not have any customers that exceeded 10% of total revenue for the three and six months ended June 30, 2022 or 2021.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software Products. While information licensing fees represented less than 10% of the Company’s operating expenses for the three and six months ended June 30, 2022 and 2021, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

During the three and six months ended June 30, 2022, the Company had two vendors representing 22% and 15% and 21% and 16% of purchases for outside development and cloud computing services, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and six months ended June 30, 2022 and 2021.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software –Costs of Software to be Sold, Leased or Marketed. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs incurred in the application development stage for internal use software are subject to capitalization and subsequent amortization, and possible impairment. Product development costs not pertaining to the application development stage are expensed as incurred. The Company capitalized software development costs of $1,624,991 and $266,410 during the six months ended June 30, 2022 and 2021, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $49,314 and $81,496 for the three and six months ended June 30, 2022, respectively, and $16,063 and $20,998 for the three and six months ended June 30, 2021, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At June 30, 2022, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three and six months ended June 30, 2022 and 2021, respectively, the diluted loss per share is the same as basic loss per share for the periods presented.

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

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the Plan to increase the number of shares available for issuance by 2,400,000 shares to a total of 6,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of Company common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations.

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

The Company recorded a provision for state taxes of $5,000 and $10,000 for the three and six months ended June 30, 2022, respectively, and $0 for the three and six months ended June 30, 2021.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2022.

Separation Expenses

During March 2022, the Company transferred certain development activities from its Engeni SA subsidiary to outsourced development facilities. As a result, the Company incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022 during the six months ended June 30, 2022.

On March 2, 2022, the Company and two advisors agreed not to renew special advisor agreements between the advisors and the Company. The advisors were the former chief executive officer and the former chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

Foreign Currency Related Gains

Foreign currency related gains result from foreign currency transactions and translation gains related to our Engeni SA subsidiary.

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

Transaction costs incurred in connection with the Business Combination amounted to $0 and $1,210,279 for the six months ended June 30, 2022 and 2021, respectively.

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

For the Six Months Ended June 30,
Description	2021
Revenues	$8,177,506
Net loss	$(14,224,446)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.47)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of June 30, 2022 and 2021, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of June 30, 2022 and December 31, 2021, the Company’s balance sheet reflected other prepaid expenses of $1,258,238 and $1,017,927, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of June 30, 2022 are amounts receivable from employees totaling $384,313.

Note 7	PROPERTY AND EQUIPMENT, NET

As of June 30, 2022 and December 31, 2021, property and equipment were comprised of the following:

	June 30, 2022	December 31, 2021

Personal computing equipment	$195,089	$131,137
Furniture and equipment	127,802	119,381
Software development costs	2,985,827	1,338,044
Vehicles	—	25,876
Total	3,308,718	1,614,438
Less: Accumulated depreciation and amortization	(160,361)	(82,479)
Property and equipment, net	$3,148,357	$1,531,959

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $35,286 and $72,125, respectively, and for the three and six months ended June 30, 2021 was $28,275 and $38,986, respectively. Amortization of software development costs for the three and six months ended June 30, 2022 was $10,467 and $43,726, respectively, and for the three and six months ended June 30, 2021 was $2,680.

Note 8	INTANGIBLE ASSETS, NET

The following tables summarize the Company’s intangible assets as of June 30, 2022 and December 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Book Value at June 30, 2022
Customer Relationships	5	$5,269,000	$(1,400,056)	$3,868,944
Software Technology	2	1,170,000	(776,825)	393,175
Software Technology	7	4,109,000	(779,519)	3,329,481
Tradenames and Trademarks	8	386,000	(64,087)	321,913
		$10,934,000	$(3,020,487)	$7,913,513

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at December 31, 2021
Customer Relationships	5	$5,269,000	$(872,501)	$4,396,499
Software Technology	2	1,170,000	(484,355)	685,645
Software Technology	7	4,109,000	(486,011)	3,622,989
Tradenames and Trademarks	8	386,000	(39,949)	346,051
		$10,934,000	$(1,882,816)	$9,051,184

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $568,836 and $1,137,671 for the three and six months ended June 30, 2022, respectively, and $567,213 and $744,086 for the three and six months ended June 30, 2021, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2022 (Remaining)	$1,136,379
2023	1,789,695
2024	1,689,050
2025	1,689,050
2026	816,549
Thereafter	792,790
Total	$7,913,513

Note 9	ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	June 30, 2022	December 31, 2021
Accrued salary, commission and bonus	$1,828,832	$2,046,584
Accrued expenses	1,868,354	2,021,525
Total	$3,697,186	$4,068,109

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of June 30, 2022, the Company had 92,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of June 30, 2022	As of December 31, 2021
Fair value of company's common stock	$4.39	$9.02
Dividend yield	0%	0%
Expected volatility	80% - 102%	118% - 149%
Risk Free interest rate	2.63% - 2.95%	0.06% - 0.97%
Expected life (years)	1.41	1.82
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$34,618	$369,234

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(334,616)

Balance as of June 30, 2022	$34,618

Amount
Balance as of January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(494,827)

Balance as of June 30, 2021	$752,888

Amount
Balance as of April 1, 2022	$149,394

Change in fair value of warrant liability	(114,776)

Balance as of June 30, 2022	$34,618

Amount
Balance as of April 1, 2021	$624,088

Change in fair value of warrant liability	128,800

Balance as of June 30, 2021	$752,888

Note 11	CONVERTIBLE NOTES

	June 30, 2022	December 31, 2021
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	697,315	280,000
Less: unamortized debt issuance costs	(16,886)	(19,552)
Convertible note payable, net of debt issuance costs	$24,680,429	$24,260,448

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $207,315 and $417,315 for the three and six months ended June 30, 2022, respectively, and $0 and $0 for the three and six months ended June 30, 2021, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the three and six months ended June 30, 2022, the Company recognized $1,333 and $2,666 in amortization of debt issuance costs, respectively, and during the three and six months ended June 30, 2021, the Company recognized $0 and $0 in amortization of debt issuance costs, respectively.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	1,699,676	$1.28
Issued	454,000	11.71
Vested	(907,545)	0.03
Canceled	(100,000)	12.18
Unvested at December 31, 2021	1,146,131	3.28
Issued	—	—
Vested	(261,775)	2.32
Canceled	(11,541)	0.04
Unvested at June 30, 2022	872,815	$4.34

The 872,815 of unvested awards at June 30, 2022 consists of 273,000 restricted stock units and 599,815 shares of restricted stock.

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

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.98 - $15.61	$7.85 to $22.90
Dividend yield	0%	0%
Expected volatility	117% to 188%	117% to 188%
Risk Free interest rate	0.27% to 2.96%	0.27% to 1.59%
Expected life (years) remaining	0.34 to 9.87	0.84 to 10.00

Stock option activity for the period ended June 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.24
Granted	3,893,714	$12.73	9.31
Exercised	(29,937)	$6.03	1.02
Forfeited and expired	(271,893)	$7.31	6.65
Outstanding at December 31, 2021	4,046,973	$14.25	8.75
Granted	1,186,250	$4.02	9.83
Exercised	(33,334)	$2.47	3.05
Forfeited and expired	(956,431)	$15.16	8.46
Outstanding at June 30, 2022	4,243,458	$10.60	8.85
Vested options at June 30, 2022	1,174,374	$11.16	7.56

The weighted average exercise price and remaining contractual life of exercisable options as of June 30, 2022 is $11.16 and 7.56 years, respectively. The total aggregate intrinsic value of the exercisable options as of June 30, 2022 was approximately $96,844.

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $3.66 and $12.39 for the six months ended June 30, 2022 and 2021, respectively.

On March 2, 2022, the Company and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements between the advisors and the Company. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

At June 30, 2022, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $20,195,643, which the Company expects to recognize over a weighted-average period of approximately 3.17 years. Stock compensation expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Services	$41,253	$4,656	$65,160	$4,656
Research and development	144,347	83,099	229,966	137,989
Sales and marketing	190,094	174,919	242,619	206,663
General and administrative	1,390,500	2,488,873	3,715,990	3,268,865
Separation expenses	—	—	5,417,043	—
Total	$1,766,194	$2,751,547	$9,670,778	$3,618,173

Total intrinsic value of options exercised in the period ended June 30, 2022 was $26,472. The total fair value of restricted shares vested during the period ended June 30, 2022 was $1,590,188.

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

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(5,433,545)	$(6,964,940)	$(17,287,633)	$(11,480,593)

Net loss per share attributable to common shareholders:
Basic	$(0.17)	$(0.22)	$(0.54)	$(0.42)
Diluted	$(0.17)	$(0.22)	$(0.54)	$(0.42)

Weighted average common shares outstanding:
Basic	31,984,208	30,996,735	31,921,761	27,534,359
Diluted	31,984,208	30,996,735	31,921,761	27,534,359

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2022	2021
Potentially dilutive securities:
Warrants	119,087	124,087
Stock options	4,243,458	3,703,329
Convertible notes	2,462,212	—
Unvested Restricted Stock Awards and Units	872,815	1,760,551
Total	7,697,572	5,587,967

Note 15	RELATED PARTY TRANSACTIONS

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and six months ended June 30, 2022 of $142,266 and $234,635, respectively, and for the three and six months ended June 30, 2021 of $90,065 and $196,149, respectively.

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

FASB ASC Topic 280, “Segment Reporting”, requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer. The CODM evaluates financial performance based on Revenues and Operating Income. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.

The Company has three operating and reportable segments, which are consistent with its reporting units as follows:

The “Information and Software” segment licenses information and software products to customers. Revenues in this segment are currently derived from customers in the healthcare or cannabis industries; however, the Company’s information may be licensed to other customer segments as the Company leverages its analytics platform.

The “Services” segment provides implementation, support and training on a contractual basis to customers. Revenues in this segment are primarily generated from the operation of cannabis-related “seed to sale” traceability platforms for government entities. The Company plans to introduce Real World Evidence (RWE) and Data as a Service (DaaS) service offerings in this segment in the future.

The “Other” segment consists of certain other business operations, primarily in security and marketing services.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Information and Software
Revenue	$6,084,439	$3,763,671	$11,893,533	$5,172,649
Costs and expenses	7,362,160	6,514,714	14,805,374	10,152,316
Loss from operations	$(1,277,721)	$(2,751,043)	$(2,911,841)	$(4,979,667)
Total other income/(expense)	—	—	—	—
Loss before income taxes	$(1,277,721)	$(2,751,043)	$(2,911,841)	$(4,979,667)

Services
Revenue	$398,155	$492,336	$826,861	$588,647
Costs and expenses	307,755	305,830	599,354	386,120
Income from operations	$90,400	$186,506	$227,507	$202,527
Total other income/(expense)	—	—	—	—
Income before income taxes	$90,400	$186,506	$227,507	$202,527

Other
Revenue	$51,664	$291,978	$205,143	$407,298
Costs and expenses	204,814	390,100	421,877	469,987
Income (loss) from operations	$(153,150)	$(98,122)	$(216,734)	$(62,689)
Total other income/(expense)	—	169,012	50	144,918
Income (loss) before income taxes	$(153,150)	$70,890	$(216,684)	$82,229

Centrally Managed Costs
Revenue	$—	$—	$—	$—
Costs and expenses	4,252,080	4,322,291	14,605,764	7,261,636
Loss from operations	$(4,252,080)	$(4,322,291)	$(14,605,764)	$(7,261,636)
Total other income/(expense)	164,006	(149,002)	229,149	475,954
Loss before income taxes	$(4,088,074)	$(4,471,293)	$(14,376,615)	$(6,785,682)
Income tax expense	(5,000)	—	(10,000)	—
Net loss	$(4,093,074)	$(4,471,293)	$(14,386,615)	$(6,785,682)

Totals
Revenue	$6,534,258	$4,547,985	$12,925,537	$6,168,594
Costs and expenses	12,126,809	11,532,935	30,432,369	18,270,059
Loss from operations	$(5,592,551)	$(6,984,950)	$(17,506,832)	$(12,101,465)
Total other income/(expense)	164,006	20,010	229,199	620,872
Loss before income taxes	$(5,428,545)	$(6,964,940)	$(17,277,633)	$(11,480,593)
Income tax expense	(5,000)	—	(10,000)	—
Net loss	$(5,433,545)	$(6,964,940)	$(17,287,633)	$(11,480,593)

Approximately 98% of the Company’s revenues were attributable to customers in the United States for the three and six months ended June 30, 2022. Approximately 98% of revenues were attributable to customers in the United States for the three and six months ended June 30, 2021.

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

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2022 and 2021 were as follows:

	For the Six Months Ended June 30,
	2022	2021
Cash used in operating leases	$154,234	$120,615
ROU assets obtained in exchange for new operating lease liabilities	$—	$1,082,684

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	June 30, 2022	December 31, 2021
Right of use assets, net	$735,164	$859,637

Short-term operating lease liabilities	$246,501	$247,325
Long-term operating lease liabilities	491,199	611,523
Total lease liabilities	$737,700	$858,848
Weighted average remaining lease term (in years)	2.86	3.32
Weighted average discount rate	8.49%	8.5%

The components of lease expense were as follows for each of the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$78,781	$81,935	$157,562	$109,247
Short-term lease expense	$58,522	$26,541	$118,409	$34,493
Total operating lease costs	$137,303	$108,476	$275,971	$143,740

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2022, for the following five fiscal years and thereafter were as follows:

June 30, 2022
2022 (Remaining)	$154,235
2023	286,670
2024	291,161
2025	85,726
2026	14,287
Total future minimum lease payments	$832,079
Less imputed interest	(94,379)
Total	$737,700

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of June 30, 2022:

June 30, 2022

Year ending December 31, 2022	$353,844
Year ending December 31, 2023	1,741,439
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
$5,982,878

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

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. In May 2022, the settlement agreement was approved by the Court and the parties entered into a Stipulation for Dismissal with Prejudice. The lawsuit was dismissed with prejudice by the Court in an order dated July 1, 2022.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021 and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery. The Company intends to defend vigorously against the claims in the lawsuit.

Note 18	SUBSEQUENT EVENTS

The Company entered into a new lease agreement for office space in Hingham, Massachusetts, commencing on July 1, 2022. The lease has an initial term of two years, and base rent per year is approximately $22,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021, respectively should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of our products and services to our customers. The cost of revenues relates primarily to labor costs, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenues. Infrastructure and licensed data costs, which are shared across all projects or groups of projects, are not charged to cost of revenues and included in research and development.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$6,534,258	$4,547,985	$12,925,537	$6,168,594
Costs and Expenses
Cost of Revenues	1,746,808	1,232,790	3,314,357	1,690,676
Research and development	3,387,053	1,949,926	6,609,924	3,447,764
Sales and marketing	1,518,669	1,177,035	2,929,983	1,776,010
General and administrative	4,870,157	6,577,696	10,958,611	9,362,258
Separation expenses	—	—	5,611,857	—
Gain on sale of assets	—	—	(202,159)	—
Depreciation and amortization	604,122	595,488	1,209,796	783,072
Transaction related expenses	—	—	—	1,210,279
Loss from operations	$(5,592,551)	$(6,984,950)	$(17,506,832)	$(12,101,465)

Comparison of Three Months Ended June 30, 2022 and 2021

Revenues

Revenues for the three months ended June 30, 2022 were $6,534,258, which represented an increase of $1,986,273 compared to total revenue of $4,547,985 for the three months ended June 30, 2021. The increase is primarily due to a $2,220,402, or 161%, increase in revenues from the Company’s healthcare information products, partially offset by a decline in Other revenues resulting from the disposition of a non-core security monitoring business in the first quarter of 2022.

Cost of Revenues

Cost of revenues increased by $514,018 for the three months ended June 30, 2022 from $1,232,790 for the three months ended June 30, 2021. The increase is due to higher cost of revenues from the Company’s information products and increased support costs related to sales of software subscriptions.

Research and Development

Research and development expenses for the three months ended June 30, 2022 were $3,387,053, which represented an increase of $1,437,127 compared to total research and development expenses of $1,949,926 for the three months ended June 30, 2021. The increase is due to higher personnel, subcontracted labor, data licensing and processing expenses related to scaling the Company’s products.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2022 were $1,518,669, which represented an increase of $341,634 compared to total sales and marketing expenses of $1,177,035 for the three months ended June 30, 2021. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 were $4,870,157, which represented a decrease of $1,707,539 compared to general and administrative expenses of $6,577,696 for the three months ended June 30, 2021. The decrease is primarily due to a decrease of $1,098,373 in stock-based compensation expenses related to the departure of the former chief executive officer and the former chief financial officer of Helix, who were advisors to the Company through March 2, 2022, and lower consulting and salary costs resulting from efficiencies in administrative functions.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenues

Revenues for the six months ended June 30, 2022 were $12,925,537, representing an increase of $6,756,943 over $6,168,594 for the six months ended June 30, 2021. The increase in revenues was primarily from sales of healthcare information products which increased $5,181,427 to $7,137,774 for the six months ended June 30, 2022 compared to $1,956,347 in the same period last year. The remaining increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021.

Cost of Revenues

Cost of revenues increased by $1,623,681 for the six months ended June 30, 2022 from $1,690,676 for the six months ended June 30, 2021. The increase is due to higher support costs for the Company’s software subscription products and higher sales of the Company’s Information products.

Research and Development

Research and development expenses for the six months ended June 30, 2022 were $6,609,924, which represented an increase of $3,162,160 compared to total research and development expenses of $3,447,764 for the six months ended June 30, 2021. The increase is primarily due to higher personnel, subcontracted labor, data licensing and processing expenses related to new product development.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2022 were $2,929,983, which represented an increase of $1,153,973 compared to total sales and marketing expenses of $1,776,010 for the six months ended June 30, 2021. The increase is primarily due to higher salary, commission and consulting expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the six months ended June 30, 2022 were $10,958,611, which represented an increase of $1,596,353 compared to general and administrative expenses of $9,362,258 for the six months ended June 30, 2021. The increase is due to higher stock-based compensation expenses related to equity awards granted to key Helix employees and new Company hires after we became a public company on March 2, 2021, which contributed approximately 28% of the increase, and higher expenses related to scaling the Company’s management organization and inclusion of the Helix acquisition since March 2, 2021.

Separation Expenses

Separation expenses for the six months ended June 30, 2022 were $5,611,857, consisting of $194,814 of severance expenses related to the transfer of development activities from our Engeni SA subsidiary and $5,417,043 related to the continued vesting of stock options through March 2, 2023 related to the separation of two advisors to the Company, in accordance with the terms of their original advisory agreements. The advisors were the former chief executive officer and the former chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to the integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to our security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations.

Transaction Related Expenses

Transaction related expenses for the six months ended June 30, 2022 were $0, which represented a decrease of $1,210,279 compared to transaction related expenses of $1,210,279 for the six months ended June 30, 2021. These 2021 expenses related to the acquisition of Helix, which was completed on March 2, 2021.

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

•
Foreign Currency Related Gains. Foreign currency related gains result from foreign currency transactions and translation gains related to our Engeni SA subsidiary. We exclude foreign currency related gains from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that foreign currency related gains will recur in future periods.

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

•
Separation expenses. During March 2022, we transferred certain development activities from our Engeni SA subsidiary to outsourced development facilities. As a result, we incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022. Additionally, on March 2, 2022, we and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, we recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022. We exclude these other items from Adjusted EBITDA because we believe these costs are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that separation expenses are non-recurring.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Information and Software	$6,084,439	$3,763,671	$11,893,533	$5,172,649
Services	398,155	492,336	826,861	588,647
Other	51,664	291,978	205,143	407,298
Total revenues	$6,534,258	$4,547,985	$12,925,537	$6,168,594

Net loss	$(5,433,545)	$(6,964,940)	$(17,287,633)	$(11,480,593)

Depreciation and amortization	604,122	595,488	1,209,796	783,072
Stock based compensation expense	1,766,194	2,751,547	9,670,778	3,618,173
Change in fair value of warrant liability	(114,776)	128,800	(334,616)	(494,827)
Transaction related expenses	—	—	—	1,210,279
Interest and investment income (expense)	204,622	20,446	437,245	19,205
Foreign currency related (gains) losses	(253,852)	(169,256)	(331,828)	(145,250)
Gain on sale of security monitoring assets	—	—	(202,159)	—
Severance expense	—	—	194,814	—
Income tax expense	5,000	—	10,000	—

Adjusted EBITDA	$(3,222,235)	$(3,637,915)	$(6,633,603)	$(6,489,941)

For the Three Months Ended June 30, 2022

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 was a loss of $3,222,235 compared to a loss of $3,637,915 for the three months ended June 30, 2021, a decrease of $415,680. The decrease is primarily due to higher revenues, partially offset by increased investments in product development, customer service, infrastructure and sales expenses.

For the Six Months Ended June 30, 2022

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2022 was a loss of $6,633,603 compared to a loss of $6,489,941 for the six months ended June 30, 2021, an increase of $143,662. The increase is primarily due to investments in product development, customer service and infrastructure, partially offset by higher revenues.

Revenues

Revenues for the six months ended June 30, 2022 were $12,925,537 compared to pro forma revenues adjusted to include revenues from Helix for the period, for the six months ended June 30, 2021 of $8,177,506. The increase in pro forma revenue of $4,748,031 is primarily due to increased sales of healthcare information products, partially offset by declines in other revenues resulting from the sale of the security monitoring business. Helix pre-acquisition revenues during the six months ended June 30, 2021 were $2,008,912.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of convertible notes. The Company expects to continue to fund our operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products and software products to fund all of our operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On April 12, 2021 the Company entered into a securities purchase agreement with certain accredited investors and certain of the Company’s directors, pursuant to which the Company issued 1,191,743 shares of common stock for aggregate gross proceeds of $12,000,000. On September 1, 2021, the Company raised proceeds of $24 million through the sale of 3.5% convertible promissory notes maturing on September 1, 2025. As of June 30, 2022, the Company’s principal source of liquidity was aggregate cash and marketable securities of $23,891,155.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Six Months Ended,
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(5,648,892)	$(8,178,225)
Net cash used in investing activities	(634,406)	(18,269)
Net cash (used in) provided by financing activities	(71,207)	12,294,355
Net (decrease) increase in cash and cash equivalents	$(6,354,505)	$4,097,861

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2,529,333 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily the result of changes in deferred revenue, accounts payable, and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $634,406 increased by $616,137 for the six months ended June 30, 2022 compared to cash provided by investing activities of $18,269 for the six months ended June 30, 2021. This is primarily the result of an increase in additions to property and equipment of $1,371,227, which was primarily related to capitalized software development costs, offset by changes in net cash transferred to marketable securities, cash from business combinations and asset sales.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $71,207 for the six months ended June 30, 2022 decreased by $12,365,562 compared to cash provided by financing activities of $12,294,355 for the six months ended June 30, 2021. The decrease was primarily related to a reduction in cash proceeds received from the sale of common stock.

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

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. There have been no changes other than the below:

Goodwill and other intangible assets. Intangible assets arise from acquisitions and principally consist of goodwill, trademarks, customer relationships, and acquired software and technology. Intangible assets, other than goodwill, are amortized on a straight‑line basis over their estimated useful lives, which range from two to eight years.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. All goodwill is reported in the Information and Software reporting unit.

In testing for goodwill impairment, we may first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that a goodwill impairment exists. If it is determined that a quantitative assessment is required, we will recognize goodwill impairment as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill within the reporting unit. Based upon our most recent annual impairment assessment, there were no indicators of impairment, and no impairment losses were recorded.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022 remain ineffective to the extent of the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Nykiah Thomas v. Security Consultants Group, LLC d/b/a Helix TCS, Helix Technologies, Inc. and Shamson Sundra

On July 16, 2021, Nykiah Thomas, individually and on behalf of M’Seiya Thomas, a minor, filed a complaint in the District Court, City and County of Denver, Colorado, against Security Consultants Group, LLC d/b/a Helix TCS and Helix Technologies, Inc., subsidiaries of Forian, and Shamson Sundra, a former employee of Security Consultants Group, LLC, alleging negligence in the performance of security services in connection with a school shooting at STEM School Highlands Ranch that occurred on May 7, 2019. In January 2022, the parties reached an agreement in principle to settle this dispute. In May 2022, the settlement agreement was approved by the Court and the parties entered into a Stipulation for Dismissal with Prejudice. The lawsuit was dismissed with prejudice by the Court in an order dated July 1, 2022.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery. The Company intends to defend vigorously against the claims in the lawsuit.

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

10.1	First Amendment to 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2022.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)