Form 10-Q
period 2022-09-30
Forian Inc.
filed 2022-11-14
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of November 10, 2022, there were 32,556,713 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

Item 1.	Financial Statements and Supplementary Unaudited Data

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,585,594	$18,663,805
Marketable securities	19,046,961	12,399,361
Accounts receivable, net	3,553,323	1,947,540
Contract assets	1,978,181	1,056,891
Prepaid expenses	1,205,630	1,017,927
Other assets	436,101	900,242
Total current assets	27,805,790	35,985,766

Property and equipment, net	2,870,667	1,531,959
Intangible assets, net	7,344,677	9,051,184
Goodwill	9,099,372	9,099,372
Right of use assets, net	706,272	859,637
Deposits and other assets	274,532	314,443
Total assets	$48,101,310	$56,842,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	896,916	1,125,067
Accrued expenses	4,557,385	4,068,109
Short-term operating lease liabilities	265,474	247,325
Notes payable	—	13,122
Warrant liability	26,079	369,234
Deferred revenues	2,685,027	976,268
Total current liabilities	8,430,881	6,799,125

Long-term liabilities:
Long-term operating lease liabilities	444,996	611,523
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,893,488	24,260,448
Total long-term liabilities	25,338,484	24,871,971

Total liabilities	33,769,365	31,671,096

Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,138,000 issued and outstanding as of September 30, 2022 and 31,773,154 issued and outstanding as of December 31, 2021	32,138	31,773
Additional paid-in capital	69,535,194	57,959,622
Accumulated deficit	(55,235,387)	(32,820,130)
Total stockholders’ equity	14,331,945	25,171,265
Total liabilities and stockholders’ equity	$48,101,310	$56,842,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Information and Software	$6,780,680	$4,489,177	$18,674,213	$9,661,826
Services	341,173	269,753	1,168,034	858,400
Other	54,475	202,825	259,618	610,123
Total revenues	7,176,328	4,961,755	20,101,865	11,130,349

Costs and Expenses:
Cost of revenues	1,839,996	1,337,981	5,154,353	3,028,657
Research and development	3,259,511	2,612,184	9,869,435	6,059,948
Sales and marketing	1,525,286	1,088,203	4,455,269	2,864,213
General and administrative	4,659,959	6,673,723	15,618,570	16,035,981
Separation expenses	—	—	5,611,857	—
Gain on sale of assets	—	—	(202,159)	—
Depreciation and amortization	842,933	598,565	2,052,729	1,381,637
Transaction related expenses	—	—	—	1,210,279
Total costs and expenses	12,127,685	12,310,656	42,560,054	30,580,715

Loss From Operations	(4,951,357)	(7,348,901)	(22,458,189)	(19,450,366)

Other Income (Expense):
Change in fair value of warrant liability	8,539	251,778	343,155	746,605
Interest and investment income	89,160	1,903	112,602	4,601
Interest expense	(198,738)	(79,422)	(659,425)	(101,325)
Foreign currency related gains (losses)	(65,228)	152,920	266,600	298,170
Total other income (expense), net	(166,267)	327,179	62,932	948,051

Net loss before income taxes	(5,117,624)	(7,021,722)	(22,395,257)	(18,502,315)
Income tax expense	(10,000)	—	(20,000)	—

Net Loss	$(5,127,624)	$(7,021,722)	$(22,415,257)	$(18,502,315)

Basic and diluted net loss per common share	$(0.16)	$(0.22)	$(0.70)	$(0.64)
Weighted-average shares outstanding:	32,088,358	31,332,735	31,978,719	28,814,825

The accompanying notes are an integral part of these condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	339,742	340	(58,425)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	16,990	17	(17)	—	—
Stock based compensation expense	—	—	—	—	11,634,022	—	11,634,022
Net loss	—	—	—	—	—	(22,415,257)	(22,415,257)
Balance at September 30, 2022	—	$—	32,138,000	$32,138	$69,535,194	$(55,235,387)	$14,331,945

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2021	—	$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition	—	—	8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting from MOR unvested restricted stock	—	—	671,641	671	9,987	—	10,658
Issuance of common stock warrants	—	—	—	—	389,976	—	389,976
Forian shares issued upon exercise of MOR Class B options	—	—	10,167	10	292,820	—	292,830
Stock based compensation expense	—	—	—	—	6,235,021	—	6,235,021
Issuance of Forian common stock	—	—	1,191,743	1,192	11,967,460	—	11,968,652
Issuance of Forian common stock upon exercise of stock options	—	—	18,110	19	48,551	—	48,570
Net loss	—	—	—	—	—	(18,502,315)	(18,502,315)
Balance at September 30, 2021	—	$—	31,533,083	$31,533	$54,905,098	$(24,771,340)	$30,165,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	75,999	76	(76)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	16,990	17	(17)	—	—
Stock based compensation expense	—	—	—	—	1,963,244	—	1,963,244
Net loss	—	—	—	—	—	(5,127,624)	(5,127,624)
Balance at September 30, 2022	—	$—	32,138,000	$32,138	$69,535,194	$(55,235,387)	$14,331,945

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2021	—	$—	31,198,721	$31,199	$52,264,976	$(17,749,618)	$34,546,557
Forian Restricted Stock Vesting from MOR unvested restricted stock	—	—	328,518	328	4,885	—	5,213
Stock based compensation expense	—	—	—	—	2,622,293	—	2,622,293
Issuance of Forian common stock upon exercise of stock options	—	—	5,844	6	12,944	—	12,950
Net loss	—	—	—	—	—	(7,021,722)	(7,021,722)
Balance at September 30, 2021	—	$—	31,533,083	$31,533	$54,905,098	$(24,771,340)	$30,165,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,415,257)	$(18,502,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,052,729	1,381,637
Amortization on right of use asset	153,365	166,489
Gain on sale of assets	(202,159)	—
Amortization of debt issuance costs	3,999	444
Accrued interest on Convertible Notes	629,041	70,000
Realized and unrealized gain on marketable securities	(110,914)	(3,295)
Provision for doubtful accounts	142,846	89,130
Stock-based compensation expense	11,634,022	6,245,679
Change in fair value of warrant liability	(343,155)	(746,605)
Unrealized foreign currency related (gains) and losses	14,803	(15,030)
Issuance of warrants in connection with transaction expenses	—	389,976
Change in operating assets and liabilities:
Accounts receivable	(1,761,038)	(1,757,660)
Contract assets	(921,290)	(147,651)
Prepaid expenses	(187,703)	(576,836)
Changes in lease liabilities during the period	(148,378)	(186,383)
Deposits and other assets	504,052	(120,732)
Accounts payable	(228,151)	(234,152)
Accrued expenses	481,159	559,770
Deferred revenues	1,708,759	202,337
Net cash used in operating activities	(8,993,270)	(13,185,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,695,937)	(640,080)
Proceeds from sale of assets	225,575	—
Purchase of marketable securities	(42,929,102)	(24,903,107)
Sale of marketable securities	36,392,416	24,009,003
Cash acquired as part of business combination	—	1,310,977
Net cash used in investing activities	(8,007,048)	(223,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of MOR Class B options	—	292,830
Payments on notes payable and financing arrangements	(13,122)	(5,551)
Payment of employee withholding tax related to restricted stock units	(58,085)	—
Proceeds from exercise of common stock options	—	48,570
Proceeds from sale of common stock	—	11,968,652
Proceeds from the issuance of convertible notes payable	—	23,978,670
Net cash (used in) provided by financing activities	(71,207)	36,283,171

Effect of foreign exchange rate changes on cash	(6,686)	(5,132)

Net change in cash	(17,078,211)	22,869,635

Cash and cash equivalents, beginning of period	18,663,805	665,463

Cash and cash equivalents, end of period	$1,585,594	$23,535,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$724
Cash paid for taxes	$2,550	$—
Non-cash Investing Activities:
Non-cash consideration for Helix acquisition	$—	$18,454,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2022. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, Engeni, LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni, LLC), Green Tree International, Inc. and Boss Security Solutions, Inc., BT UCS, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. Effective December 31, 2021, (i) each of COR Analytics, LLC and MOR Analytics, LLC was merged with and into Medical Outcomes Research Analytics, LLC and (ii) each of BT UCS, Inc. and BOSS Security Solutions was merged with and into Security Grade Protective Services, Ltd., which entity was re-domesticated from Colorado to Delaware and renamed Helix Legacy, Inc. Effective October 31, 2022, 100% of the equity interest of Engeni, LLC held by Helix was sold. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the three months ended September 30, 2022 and 2021, sales in Argentina represented less than 1% of the Company’s consolidated sales. During the nine months ended September 30, 2022 and 2021, sales in Argentina represented less than 1% and 2%, respectively, of the Company’s consolidated sales. Assets held in Argentina as of September 30, 2022 and December 31, 2021 represented less than 1% of the Company’s consolidated assets. While the hyperinflationary conditions did not have a material impact on the Company’s business during the three and nine months ended September 30, 2022, in the future, we may incur larger currency devaluations.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Foreign currency related gains were reclassified from other comprehensive income to other income (expense) for Engeni SA, the Company’s former Argentinian subsidiary, which operates in a highly inflationary country.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liability as of September 30, 2022 and December 31, 2021 was $26,079 and $369,234, respectively, based on Level 3 inputs.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $303,588 and $350,991 at September 30, 2022 and December 31, 2021, respectively.

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

The Company derives Information and Software revenue primarily from license fees for the Company’s Information products and subscription revenue for the Company’s Software products. Information products contracts are generally for a period of one month to five years. Information products’ customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery or information that will be updated over a period of time as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period, and control over the use of the products passes to the customer when delivered, revenue is recognized when the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception, and revenue is recognized ratably over the life of the contract. Customers are generally invoiced according to monthly, quarterly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding stock of the customer, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it does not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $388,393 and $350,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,138,393 and $700,000 for the nine months ended September 30, 2022 and 2021, respectively.

Contract assets and deferred revenues consist of the following as of September 30, 2022:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,936
Acquired balances recognized during period	—	(20,128)	(20,128)	(263,787)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	16,494	843,696	860,190	919,119
Balance at December 31, 2021	70,278	986,613	1,056,891	976,268
Beginning deferred revenue balance recognized during the period	—	—	—	(887,798)
Net change due to timing of billings, payments and recognition	105,358	815,932	921,290	2,596,557
Balance at September 30, 2022	$175,636	$1,802,545	$1,978,181	$2,685,027

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	September 30, 2022	December 31, 2021
Estimated next twelve months	$14,657,461	$8,525,736
Thereafter	14,597,945	11,424,934
Total	$29,255,406	$19,950,670

Remaining performance obligations include $2,685,027 and $976,268 of billed and deferred revenue at September 30, 2022 and December 31, 2021, respectively.

The Company’s disaggregated revenue categories as of September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Healthcare Information	$4,310,694	$2,146,203	$11,448,468	$4,102,550
Software Subscriptions	2,469,986	2,342,974	7,225,745	5,559,276
Services	341,173	269,753	1,168,034	858,400
Other	54,475	202,825	259,618	610,123
Total	$7,176,328	$4,961,755	$20,101,865	$11,130,349

Segment Information

FASB ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

Customer Concentration

The Company did not have any customers that exceeded 10% of total revenue for the three and nine months ended September 30, 2022 or 2021.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software Products. While information licensing fees represented less than 10% of the Company’s operating expenses for the three and nine months ended September 30, 2022 and 2021, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

During the three and nine months ended September 30, 2022, the Company had two vendors representing 17% and 19% and 20% and 17% of purchases for outside development and cloud computing services, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and nine months ended September 30, 2022 and 2021.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software –Costs of Software to be Sold, Leased or Marketed. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs incurred in the application development stage for internal use software are subject to capitalization and subsequent amortization, and possible impairment. The Company begins to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Product development costs not pertaining to the application development stage are expensed as incurred. The Company capitalized software development costs of $0 and $1,624,991 during the three and nine months ended September 30, 2022, respectively, and $295,143 and $561,553 during the three and nine months ended September 30, 2021, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $68,245 and $100,427 for the three and nine months ended September 30, 2022, respectively, and $18,011 and $39,009 for the three and nine months ended September 30, 2021, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At September 30, 2022, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the three and nine months ended September 30, 2022 and 2021, respectively, the diluted loss per share is the same as basic loss per share for the periods presented.

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

The Company recorded a provision for state taxes of $10,000 and $20,000 for the three and nine months ended September 30, 2022, respectively, and $0 for the three and nine months ended September 30, 2021.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

Separation Expenses

During March 2022, the Company transferred certain development activities from its Engeni SA subsidiary to outsourced development facilities. As a result, the Company incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022 during the nine months ended September 30, 2022.

On March 2, 2022, the Company and two advisors agreed not to renew special advisor agreements between the advisors and the Company. The advisors were the former chief executive officer and chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

Foreign Currency Related Gains

Foreign currency related gains result from foreign currency transactions and translation gains related to our former Engeni SA subsidiary.

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

Transaction costs incurred in connection with the Business Combination amounted to $0 and $1,210,279 for the nine months ended September 30, 2022 and 2021, respectively.

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

For the Nine Months Ended September 30,
Description	2021
Revenues	$13,139,261
Net loss	$(21,246,168)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.69)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of September 30, 2022 and 2021, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of September 30, 2022 and December 31, 2021, the Company’s balance sheet reflected other prepaid expenses of $1,205,630 and $1,017,927, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of September 30, 2022 are amounts receivable from employees totaling $436,101.

Note 7	PROPERTY AND EQUIPMENT, NET

As of September 30, 2022 and December 31, 2021, property and equipment were comprised of the following:

	September 30, 2022	December 31, 2021
Personal computing equipment	$195,089	$131,137
Furniture and equipment	123,309	119,381
Software development costs	2,985,827	1,338,044
Vehicles	—	25,876
Total	3,304,225	1,614,438
Less: Accumulated depreciation	(433,558)	(82,479)
Property and equipment, net	$2,870,667	$1,531,959

Depreciation and amortization expense for the three and nine months ended September 30, 2022 was $274,097 and $346,222, respectively, and for the three and nine months ended September 30, 2021 was $30,909 and $69,895, respectively. Amortization of software development costs for the three and nine months ended September 30, 2022 was $248,819 and $292,545, respectively, and for the three and nine months ended September 30, 2021 was $6,943 and $9,623, respectively.

Note 8	INTANGIBLE ASSETS, NET

The following tables summarize the Company’s intangible assets as of September 30, 2022 and December 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Book Value at September 30, 2022
Customer Relationships	5	$5,269,000	$(1,663,834)	$3,605,166
Software Technology	2	1,170,000	(923,060)	246,940
Software Technology	7	4,109,000	(926,273)	3,182,727
Tradenames and Trademarks	8	386,000	(76,156)	309,844
		$10,934,000	$(3,589,323)	$7,344,677

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at December 31, 2021
Customer Relationships	5	$5,269,000	$(872,501)	$4,396,499
Software Technology	2	1,170,000	(484,355)	685,645
Software Technology	7	4,109,000	(486,011)	3,622,989
Tradenames and Trademarks	8	386,000	(39,949)	346,051
		$10,934,000	$(1,882,816)	$9,051,184

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $568,836 and $1,706,507 for the three and nine months ended September 30, 2022, respectively, and $567,212 and $1,311,298 for the three and nine months ended September 30, 2021, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2022 (Remaining)	$567,543
2023	1,789,695
2024	1,689,050
2025	1,689,050
2026	816,549
Thereafter	792,790
Total	$7,344,677

Note 9	ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	September 30, 2022	December 31, 2021
Accrued salary, commission and bonus	$2,487,667	$2,046,584
Accrued expenses	2,069,718	2,021,525
Total	$4,557,385	$4,068,109

Accrued expenses primarily consists of accrued fees to vendors.

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of September 30, 2022, the Company had 92,058 warrants outstanding classified as liabilities.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of September 30, 2022	As of December 31, 2021
Fair value of company's common stock	$3.35	$9.02
Dividend yield	0%	0%
Expected volatility	104% - 134%	118% - 149%
Risk Free interest rate	3.81% - 4.23%	0.06% - 0.97%
Expected life (years)	1.16	1.82
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$26,079	$369,234

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(343,155)

Balance as of September 30, 2022	$26,079

Amount
Balance as of January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(746,605)

Balance as of September 30, 2021	$501,110

Amount
Balance as of July 1, 2022	$34,618

Change in fair value of warrant liability	(8,539)

Balance as of September 30, 2022	$26,079

Amount
Balance as of July 1, 2021	$752,888

Change in fair value of warrant liability	(251,778)

Balance as of September 30, 2021	$501,110

Note 11	CONVERTIBLE NOTES

	September 30, 2022	December 31, 2021
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	909,041	280,000
Less: unamortized debt issuance costs	(15,553)	(19,552)
Convertible note payable, net of debt issuance costs	$24,893,488	$24,260,448

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $211,726 and $629,041 for the three and nine months ended September 30, 2022, respectively, and $70,000 for the three and nine months ended September 30, 2021.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the three and nine months ended September 30, 2022, the Company recognized $1,333 and $3,999 in amortization of debt issuance costs, respectively, and during the three and nine months ended September 30, 2021, the Company recognized $444 in amortization of debt issuance costs.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	1,699,676	$1.28
Issued	454,000	11.71
Vested	(907,545)	0.03
Canceled	(100,000)	12.18
Unvested at December 31, 2021	1,146,131	3.28
Issued	—	—
Vested	(349,478)	2.05
Canceled	(115,105)	0.21
Unvested at September 30, 2022	681,548	$4.45

The 681,548 of unvested awards at September 30, 2022 consists of 263,000 restricted stock units and 418,548 shares of restricted stock.

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

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.98 - $15.61	$7.85 to $22.90
Dividend yield	0%	0%
Expected volatility	117% to 188%	117% to 188%
Risk Free interest rate	0.27% to 2.96%	0.27% to 1.59%
Expected life (years) remaining	0.09 to 9.87	0.84 to 10.00

Stock option activity for the period ended September 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.24
Granted	3,893,714	$12.73	9.31
Exercised	(29,937)	$6.03	1.02
Forfeited and expired	(271,893)	$7.31	6.65
Outstanding at December 31, 2021	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.58
Exercised	(33,334)	$2.47	2.80
Forfeited and expired	(1,027,181)	$14.69	8.28
Outstanding at September 30, 2022	4,189,708	$10.49	8.54
Vested options at September 30, 2022	1,475,670	$11.36	7.58

The weighted average exercise price and remaining contractual life of exercisable options as of September 30, 2022 is $11.36 and 7.58 years, respectively. The total aggregate intrinsic value of the exercisable options as of September 30, 2022 was approximately $51,911.

Stock Compensation Expense

The grant date fair value per share for the stock options granted was $3.66 and $11.94 for the nine months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $17,781,687, which the Company expects to recognize over a weighted-average period of approximately 2.94 years. Stock compensation expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Services	$42,768	$14,823	$107,928	$19,479
Research and development	118,822	(131,774)	348,788	6,215
Sales and marketing	196,724	108,477	439,343	315,140
General and administrative	1,604,930	2,635,980	5,320,920	5,904,845
Separation expenses	—	—	5,417,043	—
Total	$1,963,244	$2,627,506	$11,634,022	$6,245,679

Total intrinsic value of options exercised in the period ended September 30, 2022 was $26,472. The total fair value of restricted shares vested during the period ended September 30, 2022 was $1,959,295.

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

In March 2021, the Company issued warrants to purchase 17,031 shares of Company common stock at a per-share purchase price equal to $0.01. The warrants terminate after a period of 2 years from the issuance date. The warrants were issued in exchange for services provided with a fair value of $389,976 included in transaction related expenses for the year ended December 31, 2021. On August 24, 2022, all 17,031 warrants were exercised in a cashless exercise. As a result, 16,990 shares of the Company’s common stock were issued upon exercise of the warrants.

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

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(5,127,624)	$(7,021,722)	$(22,415,257)	$(18,502,315)

Net loss per share attributable to common shareholders:
Basic	$(0.16)	$(0.22)	$(0.70)	$(0.64)
Diluted	$(0.16)	$(0.22)	$(0.70)	$(0.64)

Weighted average common shares outstanding:
Basic	32,088,358	31,332,735	31,978,719	28,814,825
Diluted	32,088,358	31,332,735	31,978,719	28,814,825

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2022	2021
Potentially dilutive securities:
Warrants	102,056	124,087
Stock options	4,189,708	4,085,973
Convertible notes	2,479,887	2,411,018
Unvested Restricted Stock Awards and Units	681,548	1,422,034
Total	7,453,199	8,043,112

Note 15	RELATED PARTY TRANSACTIONS

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and nine months ended September 30, 2022 of $50,813 and $285,448, respectively, and for the three and nine months ended September 30, 2021 of $107,125 and $303,274, respectively.

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

ASC 280 requires that public companies report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the public company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer. The CODM evaluates financial performance based on Revenues and Operating Income. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.

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

The “Services” segment provides implementation, support and training on a contractual basis to customers. Revenues in this segment are primarily generated from the operation of cannabis related “seed to sale” traceability platforms for government entities.

The “Other” segment consists of certain other business operations, primarily in security and marketing services.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Information and Software
Revenue	$6,780,680	$4,489,177	$18,674,213	$9,661,826
Costs and expenses	7,229,791	7,661,631	22,035,166	17,813,947
Loss from operations	$(449,111)	$(3,172,454)	$(3,360,953)	$(8,152,121)
Total other income/(expense)	—	—	—	—
Loss before income taxes	$(449,111)	$(3,172,454)	$(3,360,953)	$(8,152,121)

Services
Revenue	$341,173	$269,753	$1,168,034	$858,400
Costs and expenses	270,172	369,507	869,525	755,627
Income (loss) from operations	$71,001	$(99,754)	$298,509	$102,773
Total other income/(expense)	—	—	—	—
Income (loss) before income taxes	$71,001	$(99,754)	$298,509	$102,773

Other
Revenue	$54,475	$202,825	$259,618	$610,123
Costs and expenses	137,465	228,014	559,342	698,001
Loss from operations	$(82,990)	$(25,189)	$(299,724)	$(87,878)
Total other income/(expense)	—	(275)	50	(607)
Loss before income taxes	$(82,990)	$(25,464)	$(299,674)	$(88,485)

Centrally Managed Costs
Revenue	$—	$—	$—	$—
Costs and expenses	4,490,257	4,051,504	19,096,021	11,313,140
Loss from operations	$(4,490,257)	$(4,051,504)	$(19,096,021)	$(11,313,140)
Total other income/(expense)	(166,267)	327,454	62,882	948,658
Loss before income taxes	$(4,656,524)	$(3,724,050)	$(19,033,139)	$(10,364,482)
Income tax expense	(10,000)	—	(20,000)	—
Net loss	$(4,666,524)	$(3,724,050)	$(19,053,139)	$(10,364,482)

Totals
Revenue	$7,176,328	$4,961,755	$20,101,865	$11,130,349
Costs and expenses	12,127,685	12,310,656	42,560,054	30,580,715
Loss from operations	$(4,951,357)	$(7,348,901)	$(22,458,189)	$(19,450,366)
Total other income/(expense)	(166,267)	327,179	62,932	948,051
Loss before income taxes	$(5,117,624)	$(7,021,722)	$(22,395,257)	$(18,502,315)
Income tax expense	(10,000)	—	(20,000)	—
Net loss	$(5,127,624)	$(7,021,722)	$(22,415,257)	$(18,502,315)

Approximately 99% of the Company’s revenues were attributable to customers in the United States for the three and nine months ended September 30, 2022. Approximately 97% of revenues were attributable to customers in the United States for the three and nine months ended September 30, 2021.

Note 17	LEASES

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

The Company is obligated under operating lease agreements for office facilities in (i) Florida, (ii) Washington, (iii) Colorado and (iv) Argentina that expire in (i) December 2024, (ii) December 2022, (iii) February 2026 and (iv) July 2024, respectively. The Company also has two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such have not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Cash used in operating leases	$236,832	$211,077
ROU assets obtained in exchange for new operating lease liabilities	$39,791	$1,082,684

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	September 30, 2022	December 31, 2021
Right of use assets, net	$706,272	$859,637

Short-term operating lease liabilities	$265,474	$247,325
Long-term operating lease liabilities	444,996	611,523
Total lease liabilities	$710,470	$858,848
Weighted average remaining lease term (in years)	2.60	3.32
Weighted average discount rate	8.5%	8.5%

The components of lease expense were as follows for each of the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$84,262	$81,936	$241,824	$191,182
Short-term lease expense	$55,965	$19,393	$174,374	$62,916
Total operating lease costs	$140,227	$101,329	$416,198	$254,098

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2022, for the following five fiscal years and thereafter were as follows:

September 30, 2022
2022 (Remaining)	$82,598
2023	308,594
2024	302,123
2025	85,726
2026	14,287
Total future minimum lease payments	$793,328
Less imputed interest	(82,858)
Total	$710,470

Note 18	COMMITMENTS AND CONTINGENCIES

Service Agreements

The Company entered into certain service agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of September 30, 2022:

September 30, 2022
Year ending December 31, 2022	$—
Year ending December 31, 2023	1,741,439
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
$5,629,034

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is scheduled for February 2023. Each of the parties’ motions for summary judgment were recently denied. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021 and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery and written discovery commenced in July 2022. The Company intends to defend vigorously against the claims in the lawsuit.

Note 19	SUBSEQUENT EVENTS

During October 2022, the Company realigned its human resources incurring approximately $200,000 of severance expenses related to the departure of seven employees, and suspending the development of certain software projects with a third-party developer.

On October 31, 2022, the Company sold its equity interest in Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met. The resulting gain or loss on the sale is not expected to have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021, respectively should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$7,176,328	$4,961,755	$20,101,865	$11,130,349
Costs and Expenses
Cost of Revenues	1,839,996	1,337,981	5,154,353	3,028,657
Research and development	3,259,511	2,612,184	9,869,435	6,059,948
Sales and marketing	1,525,286	1,088,203	4,455,269	2,864,213
General and administrative	4,659,959	6,673,723	15,618,570	16,035,981
Separation expenses	—	—	5,611,857	—
Gain on sale of assets	—	—	(202,159)	—
Depreciation and amortization	842,933	598,565	2,052,729	1,381,637
Transaction related expenses	—	—	—	1,210,279
Loss from operations	$(4,951,357)	$(7,348,901)	$(22,458,189)	$(19,450,366)

Comparison of Three Months Ended September 30, 2022 and 2021

Revenues

Revenues for the three months ended September 30, 2022 were $7,176,328, which represented an increase of $2,214,573 compared to total revenue of $4,961,755 for the three months ended September 30, 2021. The increase is primarily due to a $2,164,491, or 101%, increase in revenues from the Company’s healthcare information products, partially offset by a decline in Other revenues resulting from the disposition of a non-core security monitoring business in the first quarter of 2022.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 were $1,839,996, which represented an increase of $502,015 compared to total cost of revenues of $1,337,981 for the three months ended September 30, 2021. The increase is due to higher cost of revenues from the Company’s information products and increased support costs related to sales of software subscriptions.

Research and Development

Research and development expenses for the three months ended September 30, 2022 were $3,259,511, which represented an increase of $647,327 compared to total research and development expenses of $2,612,184 for the three months ended September 30, 2021. The increase is due to higher personnel, subcontracted labor, data licensing and processing expenses related to scaling the Company’s products.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2022 were $1,525,286, which represented an increase of $437,083 compared to total sales and marketing expenses of $1,088,203 for the three months ended September 30, 2021. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $4,659,959, which represented a decrease of $2,013,764 compared to general and administrative expenses of $6,673,723 for the three months ended September 30, 2021. The decrease is primarily due to a decrease of $1,098,373 in stock-based compensation expenses related to the departure of the former chief executive officer and the former chief financial officer of Helix, who were advisors to the Company through March 2, 2022, and lower consulting and salary costs resulting from efficiencies in administrative functions.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenues

Revenues for the nine months ended September 30, 2022 were $20,101,865, representing an increase of $8,971,516 over $11,130,349 for the nine months ended September 30, 2021. The increase in revenues was primarily from sales of healthcare information products which increased $7,137,774 to $11,448,468 for the nine months ended September 30, 2022, compared to $4,102,550 in the same period last year. The remaining increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 were $5,154,353, which represented and increase of $2,125,696 compared to $3,028,657 for the nine months ended September 30, 2021. The increase is due to higher support costs for the Company’s software subscription products and higher sales of the Company’s Information products.

Research and Development

Research and development expenses for the nine months ended September 30, 2022 were $9,869,435, which represented an increase of $3,809,487 compared to total research and development expenses of $6,059,948 for the nine months ended September 30, 2021. The increase is primarily due to higher personnel, subcontracted labor, data licensing and processing expenses related to new product development.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2022 were $4,455,269, which represented an increase of $1,591,056 compared to total sales and marketing expenses of $2,864,213 for the nine months ended September 30, 2021. The increase is primarily due to higher salary, commission and consulting expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 were $15,618,570, which represented a decrease of $417,411 compared to general and administrative expenses of $16,035,981 for the nine months ended September 30, 2021. The decrease is primarily due to a decrease of $583,925 in stock-based compensation expenses related to the departure of the former chief executive officer and the former chief financial officer of Helix who were advisors to the Company through March 2, 2022, and lower consulting and salary costs resulting from efficiencies in administrative functions.

Separation Expenses

Separation expenses for the nine months ended September 30, 2022 were $5,611,857, consisting of $194,814 of severance expenses related to the transfer of development activities from our former Engeni SA subsidiary and $5,417,043 related to the continued vesting of stock options through March 2, 2023 related to the separation of two advisors to the Company, in accordance with the terms of their original advisory agreements. The advisors were the former chief executive officer and the former chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to the integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022.

Gain on Sale of Assets

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to our security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations.

Transaction Related Expenses

Transaction related expenses for the nine months ended September 30, 2022 were $0, which represented a decrease of $1,210,279 compared to transaction related expenses of $1,210,279 for the nine months ended September 30, 2021. These 2021 expenses related to the acquisition of Helix, which was completed on March 2, 2021.

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

•
Foreign Currency Related Gains (Losses). Foreign currency related gains (losses) result from foreign currency transactions and translation gains (losses) related to our former Engeni SA subsidiary. We exclude foreign currency related gains (losses) from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that foreign currency related gains (losses) may recur in future periods.

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

•
Separation expenses. During March 2022, we transferred certain development activities from our former Engeni SA subsidiary to outsourced development facilities. As a result, we incurred $194,814 in severance and related costs to be recorded as a charge to operating expenses in 2022. Additionally, on March 2, 2022, we and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, we recorded $5,417,043 of stock compensation expenses related to the options that will vest over the twelve months ending March 2, 2023 during March 2022. We exclude these other items from Adjusted EBITDA because we believe these costs are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that separation expenses are non-recurring.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of non-GAAP metrics for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Information and Software	$6,780,680	$4,489,177	$18,674,213	$9,661,826
Services	341,173	269,753	1,168,034	858,400
Other	54,475	202,825	259,618	610,123
Total revenues	$7,176,328	$4,961,755	$20,101,865	$11,130,349

Net loss	$(5,127,624)	$(7,021,722)	$(22,415,257)	$(18,502,315)

Depreciation and amortization	842,933	598,565	2,052,729	1,381,637
Stock based compensation expense	1,963,244	2,627,506	11,634,022	6,245,679
Change in fair value of warrant liability	(8,539)	(251,778)	(343,155)	(746,605)
Transaction related expenses	—	—	—	1,210,279
Interest and investment (income) expense	109,578	77,519	546,823	96,724
Foreign currency related (gains) losses	65,228	(152,920)	(266,600)	(298,170)
Gain on sale of security monitoring assets	—	—	(202,159)	—
Severance expense	—	—	194,814	—
Income tax expense	10,000	—	20,000	—

Adjusted EBITDA	$(2,145,180)	$(4,122,830)	$(8,778,783)	$(10,612,771)

For the Three Months Ended September 30, 2022

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $2,145,180 compared to a loss of $4,122,830 for the three months ended September 30, 2021, a decrease of $1,977,650. The decrease is primarily due to higher revenues, partially offset by increased investments in product development, customer service, infrastructure and sales expenses.

For the Nine Months Ended September 30, 2022

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2022 was a loss of $8,778,783 compared to a loss of $10,612,771 for the nine months ended September 30, 2021, a decrease of $1,833,988. The decrease is primarily due to higher revenues, partially offset by investments in product development, customer service and infrastructure.

Revenues

Revenues for the nine months ended September 30, 2022 were $20,101,865 compared to pro forma revenues of $13,139,261 for the nine months ended September 30, 2021, which includes Helix pre-acquisition revenues for the nine months ended September 30, 2021 of $2,008,912. The increase in pro forma revenue of $6,962,604 is primarily due to increased sales of healthcare information products, partially offset by declines in other revenues resulting from the sale of the security monitoring business.

Liquidity and Capital Resources

Since the Company’s inception in 2019, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of convertible notes. The Company expects to continue to fund our operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products and software products to fund all of our operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On April 12, 2021 the Company entered into a securities purchase agreement with certain accredited investors and certain of the Company’s directors, pursuant to which the Company issued 1,191,743 shares of common stock for aggregate gross proceeds of $12,000,000. On September 1, 2021, the Company raised proceeds of $24 million through the sale of 3.5% convertible promissory notes maturing on September 1, 2025. As of September 30, 2022, the Company’s principal source of liquidity was aggregate cash and marketable securities of $20,632,555.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Nine Months Ended,
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(8,993,270)	$(13,185,197)
Net cash used in investing activities	(8,007,048)	(223,207)
Net cash (used in) provided by financing activities	(71,207)	36,283,171
Effect of foreign exchange rate changes on cash	(6,686)	(5,132)
Net (decrease) increase in cash and cash equivalents	$(17,078,211)	$22,869,635

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $4,191,927 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily the result a decreased Adjusted EBITDA loss, partially offset by changes in deferred revenue, accounts payable, and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $8,007,048 increased by $7,783,841 for the nine months ended September 30, 2022 compared to cash used in investing activities of $223,207 for the nine months ended September 30, 2021. This is primarily the result of an increase in additions to property and equipment of $1,055,857, which was primarily related to capitalized software development costs and short-term investments in marketable securities.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $71,207 for the nine months ended September 30, 2022 decreased by $36,354,378 compared to cash provided by financing activities of $36,283,171 for the nine months ended September 30, 2021. The decrease was primarily related to a reduction in cash proceeds received from the sale of common stock and issuance of convertible notes.

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

Capitalized Software Development Costs. We capitalize certain costs related to the development and enhancement of computer software. In accordance with authoritative guidance, we begin to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software would be used as intended. Such costs are amortized when the software is ready for its intended use, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs and estimates of useful lives. We capitalized software development costs of $0 and $1,624,991 during the three and nine months ended September 30, 2022, respectively, and $295,143 and $561,553 during the three and nine months ended September 30, 2021, respectively.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022 remain ineffective to the extent of the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is scheduled for February 2023. Each of the parties’ motions for summary judgment were recently denied. The Company believes the lawsuit is wholly without merit and will vigorously defend the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery and written discovery commenced in July 2022. The Company intends to defend vigorously against the claims in the lawsuit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2022.

FORIAN INC.

By:	/s/ Daniel Barton
Daniel Barton
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)