Form 10-K
period 2022-12-31
Forian Inc.
filed 2023-03-30
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $83.2 million based on the closing sale price as reported on Nasdaq. Shares of voting stock held by each executive officer and director of the registrant, together with voting stock held by affiliates of the registrant’s executive officers and directors, have been excluded from this calculation given that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2023, there are 32,559,712 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

As used in this Annual Report on Form 10-K, the terms “Forian,” “registrant,” the “Company,” “we,” “us,” and “our” mean Forian Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.	Business

Overview

Forian Inc. provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the traditional and emerging life sciences and healthcare payer and provider industries.

Forian was founded on October 15, 2020, as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”), which was founded on May 6, 2019, in connection with the business combination transactions described below. On October 16, 2020, Forian entered into a definitive agreement with Helix Technologies, Inc. (“Helix”) and MOR, pursuant to which DNA Merger Sub, Inc., a wholly owned subsidiary of Forian (“Merger Sub”), merged with and into Helix, with Helix surviving the merger as a wholly owned subsidiary of Forian (the “Merger”). On March 2, 2021, Forian entered into a definitive agreement with the equity holders of MOR pursuant to which the equity holders of MOR contributed their interests in MOR to Forian in exchange for shares of Forian common stock (the “Contribution” and together with the Merger, the “Business Combination”). Following consummation of the Business Combination on March 2, 2021, Forian became the parent company of both Helix and MOR. On March 3, 2021, Forian’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “FORA.”

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”), to BT Assets Group Inc., a Delaware corporation and a wholly owned subsidiary of Alleaves Inc., a Delaware corporation (“Alleaves”) (the “BioTrack Transaction”). As a result of the BioTrack Transaction, as of February 10, 2023, we no longer provide software solutions to the cannabis industry. We retained certain license rights with respect to transactional data processed by the BioTrack point of sale software solution for use in our information offerings. For further discussion on the BioTrack Transaction, refer to “Note 20 – Subsequent Events” in the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 41 University Drive, Suite 400, Newtown, Pennsylvania 18940 and our primary website address is www.forian.com. The reference to the Forian website address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained at or available through our website.

Our Business

Forian is derived from Greek work, plirofoía, meaning information or intelligence. At Forian, we are building a leading healthcare informatics and analytics solutions company. We leverage our expertise in data management and data science to generate information products and insights that improve our customers’ performance. Our solutions sit atop a massive and perpetually growing expanse of large-scale data assets. Our offerings include innovative commercial, Real World Evidence (“RWE”) and market access solutions and proprietary data-driven insights to optimize the operational, clinical and financial performance of our customers.

As the cost of healthcare delivery and research continues to expand rapidly, entities across the healthcare ecosystem are increasingly interested in the patient health journey to better understand the cost, value and efficacy of healthcare products and services in order to improve commercial effectiveness by targeting and segmenting customers more effectively and to understand access to products and services based on insurance coverage. Additionally, emerging therapeutics are increasingly becoming part of the patient journey and may offer greater pharmacoeconomic benefit and generate superior outcomes. However, adoption of alternative therapies is consistently thwarted by a lack of trusted information. Data on emerging therapeutics, such as cannabinoids and psychedelics, is typically difficult to acquire and neither standardized nor normalized and, consequently, patients, providers and payers are hesitant to leverage cannabinoids and psychedelics as therapeutics in the patient journey. Forian is uniquely positioned to overcome this challenge by leveraging cannabinoid data to provide mission critical clinical and commercial intelligence to customers across traditional healthcare and emerging therapeutic markets. Our agile structure has allowed us to build market-driven product and service offerings, as described in this Annual Report on Form 10-K, that deliver value to customers at various stages of maturity by providing proprietary data insights to drive business and product innovation.

Our Markets

U.S. healthcare spending is roughly 18% of GDP, and the Centers for Medicare and Medicaid Services expect the growth patterns to increase the spending back to roughly 20% of GDP following the significant impact of the COVID-19 pandemic. Outside the pandemic, the market has been expanding and evolving rapidly over the past decade due to an aging population, innovations in treatments and a reimagining of service delivery. There has been a growing emphasis on digitizing medical records and providing access to those records to providers and patients in support of more efficient and effective care. Disparate, unconnected systems, new diagnostics and treatment protocols are all generating new sources of data. In addition, data is being generated from retailers, social media and the internet. Collectively, the expansion of the volume and type of data has created challenges in making information interoperable and actionable. New and existing sources of data are often unstructured, preventing the seamless ability to derive valuable insights. New systems and solutions are needed to provide accessible and statistically significant data sets that offer the ability to conduct longitudinal analyses. The derived information and business intelligence is relevant to all healthcare stakeholders, and we believe there is an increasing need for the aggregation and integration of the large clinical data sets, irrespective of the source (e.g., traditional healthcare systems or emerging technologies).

The global market for healthcare analytics was approximately $17 billion in 2017 and is expected to grow to an estimated $69 billion by 2025 according to BIS Research: Global Big Data in Healthcare Market; Analysis and Forecast, 2017-2025. We view this market in three principal segments: clinical analytics, commercial analytics and technology platform solutions. The market for clinical analytics includes RWE, health economics, outcomes research databases and analytic platforms as well as clinical data capture, clinical analytics and research services, investigator site and patient recruitment, observation studies and pharmacoeconomics. The market for commercial analytics includes customer segmentation and targeting, campaign measurement, longitudinal patient analytics and payer market access analytics. The market for technology platform solutions includes information technology, data management, data warehousing, IT outsourcing and software development.

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

Similarly, the healthcare delivery system is changing rapidly with telehealth and remote based monitoring become critical. As such, providers require more information to inform treatment decisions. This requires connectivity and access to their patients’ information including the use of over-the-counter and unapproved pharmaceutical treatments. Absent standards and the ability to capture and integrate these data into their medical records, they will lack the information required to guide the most effective treatments.

Institutional healthcare providers are losing large numbers of patients and large amounts of revenue due to changes in where and how healthcare is delivered, reduced demand for elective procedures due to COVID-19 and intense competition for customers and referrals. Provider profiling data, market supply and demand analytics and treatment protocol improvements all require information that we are well suited to deliver.

Life science companies need to fully understand how, when and why patients are treated with both traditional and alternative therapies. This understanding is incomplete without extending the understanding of the patient journey to emerging therapeutics, including cannabis-based treatments. Additionally, this evidence is also used to provide insights for product development, regulatory approval and monitoring of products after they have been released in the market.

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

Our Offerings

Our mission is to provide our clients with superior information and analytical solutions that promote safer, more efficient and profitable business operations. Additionally, we strive to improve the health outcomes of patients by enabling our clients to serve their customers more comprehensively. Our ultimate goal is to empower our clients to make a positive impact on both their businesses and their customers’ well-being.

We have developed a Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), compliant repository of longitudinal de-identified patient health information in the United States. Our databases are updated weekly or monthly and include billions of de-identified patient events dating back to 2014 and represent the majority of the U.S. population. Our data factory processes, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, retail point of sale transactions and consumer demographics as well as social determinants of health. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries. These integrated data are used to power multiple existing and in-development information products and services for customers across the healthcare industry.

Our products will assist our clients to better understand the value and efficacy of healthcare and emerging alternative therapeutics while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace.

Technology & Information Products

Our information products provide a more complete patient treatment care pathways with comprehensive overviews of therapeutic interventions. By leveraging HIPAA-compliant processes, proprietary algorithms and technology, we have created a suite of information product offerings integrating data from siloed, disparate sources and platforms. This includes the intersection of traditional healthcare therapies with alternative therapeutics. We believe these offerings deliver unique and innovative key insights and value to our customers. We have contracted with multiple third-party data providers to license data that we believe is necessary to provide our information offerings. These agreements provide our clients solutions to drive clinical and commercial performance improvements. Our information products are largely subscription based, multiyear contracts providing solutions tailored to specific client needs to power innovative solutions for the healthcare market or used internally for commercial and clinical analytics. Information products are also purchased on a one-time basis as a custom report to meet a specific analytic need. These products typically provide normalized and aggregated market measures which our clients use to make investment, product, clinical, or other commercial decisions to maximize their return on investment.

In the creation of our information products, we leverage various deterministic and probabilistic matching techniques that work on hashed and encrypted data to both ensure accurate patient matching and enumeration while maintaining patient/customer privacy. As new patients/customers are constantly entering the system, this is not a moment-in-time function, but rather an ongoing process that needs to be carefully managed and continuously tested to ensure low rates of false positive and false negative matches.

Our technology products offered to the cannabis industry prior to the BioTrack Transaction included the BioTrack™ vertically integrated point of sale, manufacturing, delivery and cultivator software solution and the Cannalytics ® SaaS-based analytics solution. The BioTrack™  solution was first introduced in 2010 and is among the most tenured and largest commercial platforms in the cannabis industry, serving dispensaries, cultivators, manufacturers and distributors within 38 states and Puerto Rico as of the date of the BioTrack Transaction. The Cannalytics® solution is a software-as-a-service that enables customers across the legal cannabis industry to better attract and retain customers, purchase, distribute and invest in products and understand marketplace dynamics that impact business performance. As a result of the BioTrack Transaction, we no longer offer these products.

Services

We continue to develop RWE and data management solutions to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies. Our project-based RWE solutions are designed to enable the integration otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives, including those derived from cannabinoids and psychedelics. These solutions will enable up to clinical-grade observational research to be conducted to evaluate the impact of emerging therapies on patient outcomes and as alternatives to existing therapies and will support:

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

Our data management solutions will enable our customers to leverage their own proprietary data independently or integrated with our data assets. We have the ability to clean, standardize, normalize and integrate information in a privacy compliant way. We are further developing our proprietary reference data assets, ontologies and patient and customer masters, each to be used as the standard to which customer data can be mapped and standardized for analytic purposes. These cleansed data can be used as the foundation of our information products, RWE solutions, custom analytics and reporting, or provided back to our clients to be used within their own operational and analytics processes. Clients can leverage these services on a one time or repeatable basis depending on their specific needs.

As of the date of the BioTrack Transaction, the BioTrack™ seed-to-sale compliance traceability platform was used by 10 state regulatory agencies (including Puerto Rico) to manage the tracking and tracing of all cannabis products from cultivation to sale and 2 state regulatory agencies contract with BioTrack to manage cannabis patient registries. As legalization at the state level in the United States continues for both medical and expanding adult use, seed-to-sale tracking will be the foundational compliance tool used by governments to regulate the extensive legal cannabis market. The BioTrack™ State Traceability & Enforcement Monitoring System includes all the components needed to ensure transparency and accountability throughout the entire cannabis supply chain while promoting public safety. The BioTrack™ State Traceability & Enforcement Monitoring System was included in the BioTrack Transaction, and as a result we no longer offer these services effective February 10, 2023.

Our Competitive Strengths

We believe our key competitive strengths include:

•
Flexible and scalable approach to privacy-focused analytics software and solutions. Our solutions are purpose-built to address the analytic needs of stakeholders across the patient journey. We can provide client-centric deliverables that address a specific need that may be satisfied with healthcare data, cannabis data or an integrated offering. Our technology and processes allow quick and accurate delivery, which differentiates our offerings.

•
Deep domain expertise. Our knowledge base in large transactional database platforms, commercial analytics, consumer and physician marketing, market access and healthcare economics and pharmacoeconomics in healthcare enables us to develop solutions that address the unique demands of the industries we serve. Through the incorporation of industry best practices into solutions that are curated for our stakeholders, our customers enjoy enhanced analytical solutions to drive their informed business decisions. Across various disciplines, our team has deep industry expertise in life sciences that translates into solutions by design that enable our clients to solve problems unique to their sector.

•
Diverse customer base. Our customer base extends across to a broad range of stakeholders within the healthcare industry carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. Our information services team is defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

•
Large integrated longitudinal database and technology. Our data factory processes, integrates, deidentifies and standardizes medical, hospital and pharmacy claims datasets along with cannabis point of sale data, consumer behavior and demographic-level data and other datasets to produce a longitudinal database that encompass the vast majority of the U.S. population. We will continue to invest in and integrate unique data sources to further strengthen and differentiate our solutions.

Our Growth Strategies

We strive to improve our customers’ commercial and clinical business performance and in turn the efficiencies and safety of therapeutic products through our customers’ adoption of our information solutions. We intend to continue investing in commercial sales, research and development and our strategic partnerships. We believe that we are well positioned to achieve our growth objectives across multiple industry verticals. Key elements of our strategy include:

•
Innovate and advance our platform and services. We have a history of technological innovation, and plan to release new features and upgrades on a regular basis. We intend to continue making significant investments in all information products, reporting and analytics solutions, database architecture and data science talent to further differentiate our products and increase sales. In improving our ability to integrate with partners, we enable ourselves to capitalize on new data and services that add value to our customers and create further differentiation of our data assets and proprietary offerings.

•
Drive growth by acquiring new customers. We believe that nearly all organizations that discover, develop, produce and market healthcare products or services must embrace data driven analytics to compete effectively. As such, the opportunity to continue growing our customer base is significant.

•
Increase usage and upsell within our existing customer base. We plan to continue investing in sales and marketing, with a focus on cross selling additional information solutions to deliver more value to and expand our relationships with our customers, leading to scale and operating leverage for our business.

•
Leverage our products into new markets. Our information solutions provide innovative benefits to life science, payer and provider customers as well as consulting and service providers to these customers. We believe there is significant opportunity to deploy the use of linked cannabinoid data in adjacent industries, such as the legal cannabis and psychedelic markets as well as the financial services markets.

•
Expand our data and strategic partner network. Our information products are derived partly from data acquired from strategic data partners, including BioTrack. As part of our growth strategy, we may seek to acquire assets, data-driven products or companies that are synergistic with our business and add value to our data assets and offering sets.

•
Grow offerings through selective investments and acquisitions. We may seek out companies and opportunities that complement our core strengths and can help us expand our capabilities, reach and impact. Our approach is deliberate and strategic, ensuring that each investment or acquisition is thoroughly vetted and aligned with our long-term goals.

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

Our event-driven data factory architecture ingests, cleans, anonymizes and transforms health, consumer and retail records as available rather than on a fixed schedule. As data updates are observed from disparate sources, they are propagated through all pipeline stages, ensuring customers have the latest data in near real time. Through the use of open-source technologies, our big data processing pipelines are streamlined and can more easily handle changes in data schema, “data drift”, and the updating and deleting of existing records compliant with policies such as HIPAA, the California Consumer Privacy Act and emerging state privacy regulations. Capabilities like “time-travel” enabled by Delta Lake storage formats allow for full versioning of all data over time so that we observe a record throughout its entire lifecycle. Our architecture natively supports “schema evolution” allowing for flexibility to bring in new fields of data as they become available as well as handle backward-compatible changes in data types over time.

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

We maintain System and Organization Controls (SOC 2) Type 2 and Privacy certifications across our platforms. We conduct our day-to-day operations in accordance with policies and procedures to mitigate risks associated with our trust policies including security, availability, processing integrity and confidentiality of our systems, products and services. The SOC 2 and Privacy programs are audited by an independent third party on an annual basis.

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

Government Regulation

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

Our technology processes, normalizes, standardizes, and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims data, retail point of sale transactions and consumer demographic data. We have developed our platform with strict, HIPAA-compliant privacy controls enabling linkages between the transactional data sources while maintaining patient, consumer, and customer privacy. All data are de-identified at the person level, enabling longitudinal, credible, evidence-based assessments relating to product safety, efficacy, and clinical outcomes as well as commercial analytics.

Intellectual Property

In addition to our expansive data sets described above, we develop and use a number of proprietary methodologies, analytics, systems, technologies, software and other intellectual property in the conduct of our business. We rely upon a combination of legal, technical and administrative safeguards to protect our proprietary and confidential information and trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks in the United States and will aggressively seek to protect them. Trademarks and service marks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties.

Human Capital Resources

The foundation of our software, data and analytics solutions is our people, and the level of our success in helping our customers solve problems is a direct function of our commitment to our employees. Our intent is to continue to build a first-class organization premised on the importance of our contribution to customer success while remaining ever conscious of our responsibility to our employees and the communities in which we operate.

We are committed to equity and fairness in honoring our commitment to our employees. As set forth in our Code of Business Conduct and Ethics, diversity across gender, race, ethnicity, religion, politics, sexual orientation, age, experience and thought enhances our ability to support our customers, suppliers, partners and employees. In fostering a culture of inclusion, we enable each of us to present our authentic selves in our dealings with the people with whom we interact, and in so doing allow us to be more effective and impactful in the performance of our responsibilities. We embrace the opportunity to enable our customers to better serve their customers and continually seek to improve the value we bring, all while maintaining a critical balance between our employees’ work with colleagues and customers and their lives outside of Forian.

In order to prioritize the health and safety of our employees, following the outset of the COVID-19 pandemic in March 2020, we transitioned to remote work and continue to engage with and support our employees as they serve one another and our customers remotely.

As of December 31, 2022, we had 104 employees, 102 of whom were full time. As of March 27, 2023, after giving effect to the BioTrack Transaction, we had 39 employees, 38 of whom are full time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

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

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to our Business Operations

We have a limited operating and financial history.

We are in the development stage and face all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. We incorporated in October 2020 in anticipation of the Business Combination and had no operating history or revenues prior to their closing. We are faced with risks inherent in operating a new business, including difficulties often encountered in developing, producing and commercializing new technologies; developing the markets for our products and technologies; and attracting and retaining qualified management, sales and/or marketing and technical staff, in addition to the risks described below.

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

We could lose our access to data from external sources, which could prevent us from providing our solutions.

We depend upon data from external sources to create our information products. In general, we do not own the data that powers our information offerings. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial or contractual restrictions on the use of such data, in particular if such data are not collected by the third parties in a way that allows us to legally use and/or process the data. Additionally, the length of our licenses with our data suppliers and our ability to extend these licenses varies across suppliers, some of whom may offer similar products or services to certain categories of our customers and prospective customers. Our competitors could also enter into exclusive contracts with our data sources, which although atypical may preclude us from receiving certain data from these suppliers or restrict us in our use of such data, which would give our competitors an advantage. If a substantial number of data sources, or certain key sources, were to withdraw, limit or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide our information solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.

We may make additional acquisitions as a component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A component of our growth strategy is to acquire complementary businesses in order to enhance the solutions we offer to our customers. We intend to continue to pursue acquisitions of complementary technologies, products, data sources and businesses as a component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example, we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms; we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

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

If we do not successfully develop and deploy new products and technologies to address the needs of our customers, our business and results of operations could suffer.

Our success is based on our ability to design information products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management and collaboration. We are also heavily reliant on our information technology infrastructure, processes and procedures and will devote significant resources to ensuring we have competitive informational technology systems. Information technology changes rapidly, however, and we may not be able to stay ahead of such advances. If we are unable to introduce new or upgraded products, services or technology that users and collaborators recognize as valuable, we may fail to generate additional engagement on our platforms, attract and retain customers or monetize the activity on our platforms. We have spent substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet customers’ and potential customers’ rapidly evolving needs and our efforts to develop new and upgraded products, services or technology will require us to continue to incur significant costs. We cannot guarantee current or prospective users and customers will respond favorably to new or improved products, services or technology.

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

New and existing platforms and changes to existing platforms could fail to attain sufficient market acceptance for many reasons, including:

•	the failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	product defects, errors or failures or our inability to satisfy customer service level requirements;

•	negative publicity or negative private statements about the security, performance or effectiveness of our platforms or product enhancements;

•	delays in releasing to the market new offerings or enhancements to existing offerings;

•	the introduction or anticipated introduction of competing platforms or functionalities by competitors;

•	the inability of our platforms or product enhancements to scale and perform to meet customer demands; and

•
receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance.

If we are not able to continue to identify challenges faced by our customers and develop, license or acquire new features and capabilities to our offerings in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and anticipated revenue growth may not be achieved.

Our business and operations have been and may in the future be adversely affected by the novel coronavirus (COVID-19) pandemic.

The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, had, and may continue to have, an adverse effect on our business, financial condition and results of operations. These effects have included, and may include in the future, a negative impact on the availability of our key personnel, temporary closures of our offices or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, an increased risk of customer defaults or delays in payments or purchasing decisions and the interruption of domestic and global supply chains, distribution channels, liquidity and capital or financial markets.

Even after the COVID-19 pandemic has subsided, we may continue to experience material and adverse impact on our business, operating results and financial condition as a result of its global economic impact, including any recession that has occurred or may occur in the future. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS Act”). If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

As described under “Item 9A. Controls and Procedures,” we concluded that our disclosure controls and procedures were not effective as of December 31, 2022, and that we had, as of such date, material weaknesses in our internal control over financial reporting related to (i) the lack of segregation of duties over the cash, accounts payable, payroll, and financial reporting transaction classes; (ii) the lack of evidence of formalization surrounding internal controls and the financial close processes and (iii) the lack of properly designed general information technology controls surrounding logical access, change management, and vendor application management. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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

We rely on financial reporting and data analytics that must be accurate in order to make real-time management decisions, accurately manage our cash position, and maintain adequate inventory levels while conserving adequate cash to fund operations. In the event of a systems failure, a process breakdown, the departure of key management or fraud, we would be unable to efficiently manage these items and may experience liquidity shortfalls that our cash position or revolving credit facility may not be able to accommodate. In such a situation, we also may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. We have no borrowing or deposit exposure to SVB, Signature or Silvergate and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of these recent events. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Additionally, certain of our data suppliers or customers could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution.

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

We intend to meet or exceed all applicable regulatory requirements; however, the work of our internal resources in conjunction with third party services may result in the failure to achieve or maintain compliance with such requirements, and our third-party services suppliers might decide to modify or discontinue their services without adequate notice and this might cause additional expense in arranging new services and could harm our reputation, business, operating results and financial condition.

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

We maintain and process a large amount of data. This data is often accessed through transmissions over public and private networks, including the internet. Despite our physical security measures, implementation of technical controls and contractual precautions designed to identify, detect and prevent the unauthorized access, alteration, use or disclosure of our data, there is no guarantee that these measures or any other measures can provide absolute security. Systems that access or control access to our services and databases may be compromised as a result of criminal activity, including cyber-attacks and other intentional business disruptions, negligence or otherwise. Unauthorized disclosure or use, or loss or corruption, of our data or inability of our users to access our systems could disrupt the operations, subject us to substantial legal liability, result in a material loss of business, cause us to incur significant cost and significantly harm our reputation.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be volatile, and holders of our common stock could lose a significant portion of their investment due to drops in the market price of our common stock.

The market price of our common stock may be volatile and stockholders may not be able to resell their Forian common stock at or above the price at which they are deemed to have acquired the Forian common stock pursuant to the Business Combination or otherwise due to fluctuations in our market price, including changes in price caused by factors unrelated to our operating performance or prospects.

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

Our directors and officers beneficially own approximately 43% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our headquarters are in Newtown, Pennsylvania. We currently lease additional office space in Boston, Massachusetts. As of the closing of the BioTrack Transaction, we no longer lease office spaces in Florida, Colorado or Washington. We believe our currently leased space is sufficient to meet our current needs, and that any additional space we may require will be available on commercially reasonable terms.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is scheduled for June 2023. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment/quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023 consistent with the Court’s prior ruling. Written discovery is nearing completion. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “FORA”.

Holders of Record

As of March 23, 2023, there were approximately 314 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company was founded on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”), which was founded on May 6, 2019, in connection with the business combination transactions described below. On October 16, 2020, the Company entered into a definitive agreement with Helix Technologies, Inc. (“Helix”) and MOR, pursuant to which DNA Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Helix, with Helix surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). On March 2, 2021, the Company entered into a definitive agreement with the equity holders of MOR, pursuant to which the equity holders of MOR contributed their interests in MOR to the Company in exchange for shares of Company common stock (the “Contribution” and together with the Merger, the “Business Combination”). Following consummation of the Business Combination on March 2, 2021, the Company became the parent company of both Helix and MOR.

The Company provides innovative software and information solutions and proprietary predictive analytics to optimize the operational, clinical and financial performance of its customers within the healthcare and cannabis industries. The Company’s mission is to provide its customers with the best-in-class critical technology services that enables its customers to operate their businesses more safely, efficiently and profitably and to serve its customers and its customers’ stakeholders and constituencies more comprehensively. The Company represents the unique convergence of healthcare and consumer data, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries it serves.

Our analytics solutions sit atop a massive and perpetually growing expanse of large-scale data assets. Through Forian, we provide innovative commercial, Real World Evidence and market access solutions, and proprietary data-driven insights to optimize the operational, clinical and financial performance of our customers, primarily in the healthcare vertical. Helix, primarily through BioTrack, provides traceability and point of sale technology, analytics solutions and other products to government and businesses within the cannabis industry.

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”), to BT Assets Group Inc., a Delaware corporation and a wholly owned subsidiary of Alleaves Inc., a Delaware corporation (the “BioTrack Transaction”). As a result of the BioTrack Transaction, as of February 10, 2023, the Company no longer provides software solutions to the cannabis industry. The Company will continue to provide analytics solutions to customers in the healthcare and other industries. For further discussion on the BioTrack Transaction refer to “Note 20 – Subsequent Events” in the Notes to Consolidated Financial Statements.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from Information and Software products, Services and Other. Information and Software revenues are generated from licensing fees for our proprietary information and software products. The Company recognizes revenues from Information and Software products as performance obligations under customer contracts are satisfied. Services revenues are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract. Other revenues are primarily from security monitoring services offerings and the provision of web marketing services. Contracts for these services have a stated transaction price for monthly services and are recognized as the services are provided.

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

Results of Operations for the Years Ended December 31, 2022 and 2021:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Years Ended,
	December 31, 2022	December 31, 2021
Revenues	$28,005,857	$16,879,715
Costs and Expenses
Cost of Revenues	6,874,315	4,717,175
Research and development	12,347,637	8,975,745
Sales and marketing	5,870,794	4,142,190
General and administrative	20,529,373	23,464,267
Separation expenses	5,611,857	—
Gain on sale of businesses, net	(32,931)	—
Depreciation and amortization	2,892,543	1,986,816
Transaction related expenses	—	1,210,279
Loss from operations	$(26,087,731)	$(27,616,757)

Comparison of Years Ended December 31, 2022 and 2021

Revenues

Revenues for the year ended December 31, 2022 were $28,005,857, which represented an increase of $11,126,142 compared to total revenue of $16,879,715 for the year ended December 31, 2021. The increase is primarily due to a $9,296,297, or 130%, increase in revenues from the Company’s healthcare information products. The remaining increase is due to the inclusion of revenues from the Helix acquisition since March 2, 2021. These amounts are partially offset by a decline in Other revenues resulting from the disposition of a non-core security monitoring business in the first quarter of 2022, and the marketing business our former Engeni SA subsidiary in the fourth quarter of 2022.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 were $6,874,315, which represented an increase of $2,157,140 compared to total cost of revenues of $4,717,175 for the year ended December 31, 2021. The increase is due to higher cost of revenues from the Company’s information products and increased support costs related to sales of software subscriptions.

Research and Development

Research and development expenses for the year ended December 31, 2022 were $12,347,637, which represented an increase of $3,371,892 compared to total research and development expenses of $8,975,745 for the year ended December 31, 2021. The increase is due to higher personnel, subcontracted labor, data licensing and processing expenses related to new product development.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2022 were $5,870,794, which represented an increase of $1,728,604 compared to total sales and marketing expenses of $4,142,190 for the year ended December 31, 2021. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 were $20,529,373, which represented a decrease of $2,934,894 compared to general and administrative expenses of $23,464,267 for the year ended December 31, 2021. The decrease is primarily due to a decrease of $1,791,710 in stock-based compensation expenses related to the departure of the former chief executive officer and the former chief financial officer of Helix, who were advisors to the Company through March 2, 2022, which decrease was partially offset by increased expenses related to grants to employees.

Separation Expenses

Separation expenses for the year ended December 31, 2022 were $5,611,857, consisting of $194,814 of severance expenses related to the transfer of development activities from our former Engeni SA subsidiary, and $5,417,043 related to the continued vesting of stock options through March 2, 2023 related to the separation of two advisors to the Company, in accordance with the terms of their original advisory agreements. The advisors were the former chief executive officer and the former chief financial officer of Helix who were granted stock options pursuant to their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to the integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expenses related to the options that vested over the twelve months ended March 2, 2023 during March 2022.

The Company records normal course of business severance expenses in the operating expense line item related to the employee’s activities.

Gain on Sale of Businesses, Net

Gain on sale of businesses, net for the year ended December 31, 2022 was $32,931. On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to our security monitoring services, for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the consolidated statements of operations. On October 31, 2022, the Company sold 100% of its equity interest in Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met. The Company has not recognized any value in connection with the note consideration because, as of the reporting date, it is not probable that any such conditions will be met. The sale resulted in a loss of $169,228, which is included in operating expenses in the consolidated statements of operations.

Transaction Related Expenses

Transaction related expenses for the year ended December 31, 2022 were $0, which represented a decrease of $1,210,279 compared to transaction related expenses of $1,210,279 for the year ended December 31, 2021. These expenses related to the acquisition of Helix, which was completed on March 2, 2021.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K we have provided a non-GAAP measure, which we define as financial information that has not been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “net loss”).

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. On March 2, 2022, we and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock will continue to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors are not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, we recorded $5,417,043 of stock compensation expenses during March 2022 related to the options that will vest over the twelve months ending March 2, 2023. We believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

•
Interest Expense. Interest expense is associated with the convertible notes entered into on September 1, 2021 in the amount of $24,000,000 (the “Notes”). The Notes are due on September 1, 2025 and accrue interest at an annual rate of 3.5%. We exclude interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

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

•
Foreign Currency Related (Gains) Losses, net. Foreign currency related (gains) losses, net result from foreign currency transactions and translation (gains) losses related to our former Engeni SA subsidiary. We exclude foreign currency related (gains) losses, net from Adjusted EBITDA (i) because these items are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures.

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

•
Gain on sale of businesses, net. On March 3, 2022, we sold certain assets, consisting of customer contracts, accounts receivable, and other property related to our security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the condensed consolidated statements of operations. On October 31, 2022, we sold 100% of our equity interest in Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met. The Company has not recognized any value in connection with the note consideration because, as of the reporting date, it is not probable that any such conditions will be met. The sale resulted in a loss of $169,228, which is included in operating expenses in the consolidated statements of operations.

•
Severance expenses. During March 2022, we transferred certain development activities from our former Engeni SA subsidiary to outsourced development facilities. As a result, we incurred $194,814 in severance and related costs which were recorded as a charge to operating expenses in 2022. We exclude these other items from Adjusted EBITDA because we believe these costs are not recurring and not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company incurred approximately $206,770 of normal course of business severance expense included in operating expenses as part of its operations.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Years Ended December 31,
	2022	2021
Revenues:
Information and Software	$26,185,945	$14,952,247
Services	1,545,656	1,122,528
Other	274,256	804,940
Total revenues	$28,005,857	$16,879,715

Net loss	$(25,971,971)	$(26,551,105)

Depreciation and amortization	2,892,543	1,986,816
Stock based compensation expense	13,310,588	9,300,443
Change in fair value of warrant liability	(364,687)	(878,481)
Transaction related expenses	—	1,210,279
Interest and investment (income) expense, net	606,203	315,570
Foreign currency related (gains) losses, net	(381,256)	(525,252)
Gain on sale of businesses, net	(32,931)	—
Severance expense	194,814	—
Income tax expense	23,980	22,511

Adjusted EBITDA	$(9,722,717)	$(15,119,219)

Year Ended December 31, 2022

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 was a loss of $9,722,717 compared to a loss of $15,119,219 for the year ended December 31, 2021, a decrease of $5,396,502. The decrease is primarily due to higher revenues, partially offset by increased investments in product development, customer service, infrastructure and sales expenses.

Revenues

Revenues for the year ended December 31, 2022 were $28,005,857 compared to pro forma revenues of $18,888,627 for the year ended December 31, 2021, which reflects revenues as if the acquisition of Helix had occurred on January 1, 2021. The increase in pro forma revenue of $9,117,230 is primarily due to increased sales of healthcare information products, partially offset by declines in other revenues resulting from the sale of the security monitoring business. Helix pre-acquisition revenues during the year ended December 31, 2021 were $2,008,912.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of the Notes. The Company expects to continue to fund our operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products and software products to fund all of our operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On April 12, 2021, the Company entered into a securities purchase agreement with certain accredited investors and certain of the Company’s directors, pursuant to which the Company issued 1,191,743 shares of common stock for aggregate gross proceeds of $12,000,000. On September 1, 2021, the Company raised proceeds of $24 million through the sale of the Notes. As of December 31, 2022, the Company’s principal source of liquidity was aggregate cash and marketable securities of $20,716,385.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	Year Ended
	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(8,775,565)	$(17,249,262)
Net cash used in investing activities	(6,461,045)	(1,025,155)
Net cash (used in) provided by financing activities	(100,528)	36,281,043
Effect of foreign exchange rate changes on cash	(6,769)	(8,284)
Net (decrease) increase in cash and cash equivalents	$(15,343,907)	$17,998,342

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $8,473,697 for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily the result a decreased Adjusted EBITDA loss, partially offset by changes in deferred revenue, accounts payable, and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $6,461,045 increased by $5,435,890 for the year ended December 31, 2022 compared to cash used in investing activities of $1,025,155 for the year ended December 31, 2021. This is primarily the result of an increase in net purchases of marketable securities of $4,731,683 as well as additions to property and equipment of $268,413, which was primarily related to capitalized software development costs.

Net Cash Provided by Financing Activities

Net cash used in financing activities of $100,528 for the year ended December 31, 2022 decreased by $36,381,571 compared to cash provided by financing activities of $36,281,043 for the year ended December 31, 2021. The decrease was primarily related to a reduction in cash proceeds received from the sale of common stock and the issuance of the Notes.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in “Note 3 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10‑K.

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

Revenue recognition. We recognize revenue in accordance with Topic 606. For a full description of our revenue recognition accounting policy, see “Note 3 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10‑K. We generate revenues from license fees, subscriptions, and services.

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

Capitalized Software Development Costs. We capitalize certain costs related to the development and enhancement of computer software. In accordance with authoritative guidance, we begin to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software would be used as intended. Such costs are amortized when the software is ready for its intended use, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. The accounting for website and internal-use software costs requires us to make significant judgement, assumptions and estimates related to the timing and amount of recognized capitalized software development costs. We capitalized software development costs of $1,624,991 and $1,360,836 during the years ended December 31, 2022 and 2021, respectively.

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

FORIAN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forian Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
San Jose, California
March 30, 2023

FORIAN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,319,898	$18,663,805
Marketable securities	17,396,487	12,399,361
Accounts receivable, net	2,547,538	1,947,540
Contract assets	2,252,958	1,056,891
Prepaid expenses	966,809	1,017,927
Other assets	432,338	900,242
Total current assets	26,916,028	35,985,766

Property and equipment, net	2,575,406	1,531,959
Intangible assets, net	6,775,841	9,051,184
Goodwill	9,099,372	9,099,372
Right of use assets, net	636,196	859,637
Deposits and other assets	255,324	314,443
Total assets	$46,258,167	$56,842,361

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	575,065	1,125,067
Accrued expenses	4,428,769	4,068,109
Short-term operating lease liabilities	265,489	247,325
Notes payable	—	13,122
Warrant liability	4,547	369,234
Deferred revenues	3,078,705	976,268
Total current liabilities	8,352,575	6,799,125

Long-term liabilities:
Long-term operating lease liabilities	376,569	611,523
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 15)	25,106,547	24,260,448
Total long-term liabilities	25,483,116	24,871,971

Total liabilities	33,835,691	31,671,096

Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,251,326 issued and outstanding as of December 31, 2022 and 31,773,154 issued and outstanding as of December 31, 2021	32,251	31,773
Additional paid-in capital	71,182,326	57,959,622
Accumulated deficit	(58,792,101)	(32,820,130)
Total stockholders' equity	12,422,476	25,171,265
Total liabilities and stockholders' equity	$46,258,167	$56,842,361

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021

Revenues:
Information and Software	$26,185,945	$14,952,247
Services	1,545,656	1,122,528
Other	274,256	804,940
Total revenues	28,005,857	16,879,715

Costs and Expenses:
Cost of revenues	6,874,315	4,717,175
Research and development	12,347,637	8,975,745
Sales and marketing	5,870,794	4,142,190
General and administrative	20,529,373	23,464,267
Separation expenses	5,611,857	—
Gain on sale of businesses, net	(32,931)	—
Depreciation and amortization	2,892,543	1,986,816
Transaction related expenses	—	1,210,279
Total costs and expenses	54,093,588	44,496,472

Loss From Operations	(26,087,731)	(27,616,757)

Other Income (Expense):
Change in fair value of warrant liability	364,687	878,481
Interest and investment income	267,133	6,809
Interest expense	(873,336)	(322,379)
Foreign currency related gains, net	381,256	525,252
Total other income, net	139,740	1,088,163

Net loss before income taxes	(25,947,991)	(26,528,594)
Income tax expense	(23,980)	(22,511)

Net Loss	$(25,971,971)	$(26,551,105)

Basic and diluted net loss per common share	$(0.81)	$(0.90)
Weighted-average shares outstanding	32,031,096	29,527,608

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	453,068	453	(87,859)	—	(87,406)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	16,990	17	(17)	—	—
Stock based compensation expense	—	—	—	—	13,310,588	—	13,310,588
Net loss	—	—	—	—	—	(25,971,971)	(25,971,971)
Balance at December 31, 2022	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2021	—	$—	21,233,039	$21,233	$17,514,907	$(6,269,025)	$11,267,115
Issuance of Forian Common stock in Helix Acquisition	—	—	8,408,383	8,408	18,446,376	—	18,454,784
Forian Restricted Stock Vesting	—	—	907,542	908	13,061	—	13,969
Issuance of common stock warrants	—	—	—	—	389,976	—	389,976
Forian shares issued upon exercise of MOR Class B options	—	—	10,167	10	292,820	—	292,830
Stock based compensation expense	—	—	—	—	9,286,474	—	9,286,474
Issuance of Forian common stock	—	—	1,191,743	1,192	11,967,460	—	11,968,652
Issuance of Forian common stock upon exercise of stock options	—	—	22,280	22	48,548	—	48,570
Net loss	—	—	—	—	—	(26,551,105)	(26,551,105)
Balance at December 31, 2021	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022
AND 2021

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,971,971)	$(26,551,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,892,543	1,986,816
Amortization on right of use asset	263,232	223,047
Gain on sale of businesses, net	(32,931)	—
Amortization of debt issuance costs	5,332	1,778
Accrued interest on convertible notes	840,767	280,000
Realized and unrealized gain on marketable securities	(265,443)	(4,427)
Provision for doubtful accounts	250,239	227,838
Stock-based compensation expense	13,310,588	9,300,443
Change in fair value of warrant liability	(364,687)	(878,481)
Foreign currency related (gains) losses, net	(47,226)	(26,563)
Issuance of warrants in connection with transaction expenses	—	389,976
Change in operating assets and liabilities:
Accounts receivable	(896,677)	(1,663,929)
Contract assets	(1,196,067)	(840,062)
Prepaid expenses	(41,977)	(681,884)
Changes in lease liabilities during the year	(256,581)	(248,561)
Deposits and other assets	527,023	(705,735)
Accounts payable	(529,075)	(204,413)
Accrued expenses	634,909	1,649,552
Deferred revenues	2,102,437	496,448
Net cash used in operating activities	(8,775,565)	(17,249,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,711,455)	(1,443,042)
Purchase of marketable securities	(55,819,346)	(34,902,392)
Sale of marketable securities	51,087,663	34,009,302
Net cash from sale of business	(17,907)	—
Cash acquired as part of business combination	—	1,310,977
Net cash used in investing activities	(6,461,045)	(1,025,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of MOR Class B options	—	292,830
Payments on notes payable and financing arrangements	(13,122)	(7,679)
Payment of employee withholding tax related to restricted stock units	(87,406)	—
Proceeds from exercise of common stock options	—	48,570
Proceeds from sale of common stock	—	11,968,652
Proceeds from the issuance of convertible notes payable	—	23,978,670
Net cash (used in) provided by financing activities	(100,528)	36,281,043

Effect of foreign exchange rate changes on cash	(6,769)	(8,284)

Net change in cash	(15,343,907)	17,998,342

Cash and cash equivalents, beginning of year	18,663,805	665,463

Cash and cash equivalents, end of year	$3,319,898	$18,663,805

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$724
Cash paid for taxes	$18,444	$—
Non-cash Investing Activities:
Non-cash consideration for Helix acquisition	$—	$18,454,784

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the Business Combination (as defined below). All activity of the Company through March 2, 2021 relates only to MOR. MOR was established on May 6, 2019 in Delaware. The Company provides innovative software and information solutions and proprietary predictive analytics to optimize the operational, clinical and financial performance of its customers within the healthcare and cannabis industries. The Company’s mission is to provide its customers with the best-in-class critical technology services that enables its customers to operate their businesses more safely, efficiently and profitably and to serve its customers and its customers’ stakeholders and constituencies more comprehensively. The Company represents the unique convergence of healthcare and consumer data, innovative data management capabilities and intelligent data science with a leading cannabis technology platform yielding the combined power to drive innovation and transparency across the industries it serves.

On March 2, 2021 (the “Merger Closing Date”), pursuant to the Agreement and Plan of Merger, dated as of October 16, 2020, as amended by Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, as further amended by Amendment No. 2 to Agreement and Plan of Merger, dated February 9, 2021 (together, the “Merger Agreement”), by and among Helix Technologies, Inc. (“Helix”), the Company and DNA Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub merged with and into Helix, with Helix being the surviving corporation as a wholly owned subsidiary of the Company (the “Merger”). Each share of Helix common stock was exchanged for 0.05 shares of Company common stock in the Merger. Helix provides traceability and point of sale technology, analytics solutions and other products to government and business customers within the cannabis industry to help them improve the performance of their business.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”), to BT Assets Group Inc., a Delaware corporation and a wholly owned subsidiary of Alleaves Inc., a Delaware corporation (“Alleaves”) (the “BioTrack Transaction”). As a result of the BioTrack Transaction, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company will continue to provide analytics solutions to customers in the healthcare and other industries. For further discussion on the BioTrack Transaction, refer to Note 20.

Note 2	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of December 31, 2022.

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

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and its wholly owned subsidiaries COR Analytics, LLC and MOR Analytics, LLC, and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix TCS, LLC, Security Consultants Group, LLC, Security Grade Protective Services, Ltd., Bio-Tech Medical Software, Inc, Engeni, LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni, LLC) (through October 31, 2022), Green Tree International, Inc. and Boss Security Solutions, Inc., BT UCS, Inc. and AIE Exchange Canada, Inc. Effective October 7, 2021, AIE Exchange Canada, Inc. was voluntarily dissolved. Effective December 31, 2021, (i) each of COR Analytics, LLC and MOR Analytics, LLC was merged with and into Medical Outcomes Research Analytics, LLC and (ii) each of BT UCS, Inc. and BOSS Security Solutions was merged with and into Security Grade Protective Services, Ltd., which entity was re-domesticated from Colorado to Delaware and renamed Helix Legacy, Inc. Effective October 31, 2022, 100% of the equity interest of Engeni, LLC held by Helix was sold. Effective December 31, 2022, (i) Security Consultants Group, LLC was merged with and into Helix TCS, LLC and (ii) Helix TCS, LLC was merged with and into Helix Legacy, Inc. All intercompany transactions have been eliminated in consolidation. The financial results of Helix and its subsidiaries are included in the condensed consolidated financial statements beginning on March 2, 2021, the Merger Closing Date.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. During the years ended December 31, 2022 and 2021, sales in Argentina represented less than 1% and 2% of the Company’s consolidated sales, respectively. Assets held in Argentina as of December 31, 2022 and December 31, 2021 represented 0% as the company sold all of its assets in period and 1% of the Company’s consolidated assets, respectively. The hyperinflationary conditions did not have a material impact on the Company’s business during the years ended December 31, 2022 and 2021. On October 31st, the Company sold 100% its operations in Argentina, Engeni LLC and Engeni SA. See “Gain on Sale of Businesses, Net” below.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s convertible notes and warrant liabilities are based on Level 3 inputs. Refer to Note 10 and Note 11, respectively.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $272,245 and $350,991 at December 31, 2022 and December 31, 2021, respectively.

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

Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.The qualitative factors considered by Forian may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. An impairment charge is recognized when the fair value of the Company’s goodwill is less than its carrying amount. No impairment losses have been recognized during the periods presented.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding stock of the customer, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it does not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $1,887,605 and $1,186,000 for the years ended December 31, 2022 and 2021, respectively.

Contract assets and deferred revenues consist of the following as of December 31, 2022:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2021	$53,784	$142,917	$196,701	$158,884
Acquired from Helix	—	20,128	20,128	320,936
Acquired balances recognized during period	—	(20,128)	(20,128)	(263,787)
Beginning deferred revenue balance recognized during the period	—	—	—	(158,884)
Net change due to timing of billings, payments and recognition	16,494	843,696	860,190	919,119
Balance at December 31, 2021	70,278	986,613	1,056,891	976,268
Beginning deferred revenue balance recognized during the period	—	—	—	(972,417)
Net change due to timing of billings, payments and recognition	87,738	1,108,329	1,196,067	3,074,854
Balance at December 31, 2022	$158,016	$2,094,942	$2,252,958	$3,078,705

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	December 31, 2022	December 31, 2021
Estimated next twelve months	$16,224,318	$8,525,736
Thereafter	22,255,361	11,424,934
Total	$38,479,679	$19,950,670

The Company’s disaggregated revenue categories as of December 31, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2022	2021
Healthcare Information	$16,418,142	$7,138,907
Software Subscriptions	9,767,803	7,813,340
Services	1,545,656	1,122,528
Other	274,256	804,940
Total	$28,005,857	$16,879,715

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

Customer Concentration

The Company did not have any customers that exceeded 10% of total revenue for the year ended December 31, 2022 or 2021.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software products. While information licensing fees represented less than 10% of the Company’s operating expenses for the year ended December 31, 2022 and 2021, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

During the year ended December 31, 2022, the Company had two vendors representing 17% and 17% of purchases for outside development and cloud computing services, respectively. During the year ended December 31, 2021, the Company had one vendor representing 12% of purchases for outside development and cloud computing services.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the years ended December 31, 2022 and 2021.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software –Costs of Software to be Sold, Leased or Marketed. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes, and other maintenance activities. Product development costs incurred in the application development stage for internal use software are subject to capitalization and subsequent amortization, and possible impairment. The Company begins to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Product development costs not pertaining to the application development stage are expensed as incurred.  The Company capitalized software development costs of $1,624,991 and $1,360,836 during the years ended December 31, 2022 and 2021, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $125,981 and $65,293 for the years ended December 31, 2022 and 2021, respectively.

Net Loss per Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. At December 31, 2022, the Company had potentially dilutive securities that could be exercised or converted into common stock. Refer to Note 14 for the Company’s disclosure on such potential dilution. Further, as the Company has incurred net losses for the years ended December 31, 2022 and 2021, respectively, the diluted loss per share is the same as basic loss per share for the periods presented.

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

The Company recorded a provision for state taxes of $23,980 and $22,511 for the years ended December 31, 2022 and 2021, respectively.

Gain on Sale of Businesses, Net

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services for $225,575 resulting in a gain of $202,159, which is included in operating expenses in the consolidated statements of operations for the year ended December 31, 2022. On October 31, 2022, the Company sold 100% of its equity interest in Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met. The Company has not recognized any value in connection with the note consideration because, as of the reporting date, it is not probable that any such conditions will be met. The sale resulted in a loss of $169,228, which is included in operating expenses in the consolidated statements of operations.

Separation Expenses

During March 2022, the Company transferred certain development activities from its Engeni SA subsidiary to outsourced development facilities. As a result, the Company incurred $194,814 in severance and related costs which were recorded in operating expenses in March 2022.

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

During October 2022, the Company realigned its human resources incurring $206,770 of severance expenses related to the departure of seven employees, and suspended the development of certain software projects with a third-party developer.

Foreign Currency Related Gains, Net

Foreign currency related gains, net resulted from foreign currency transactions and translation gains related to our former Engeni SA subsidiary.

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

Transaction costs incurred in connection with the Business Combination amounted to $0 and $1,210,279 for the years ended December 31, 2022 and 2021, respectively.

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

For the Year Ended December 31,
Description	2021
Revenues	$18,888,627
Net loss	$(29,294,958)
Net loss per share:
Basic and diluted-as pro forma (unaudited)	$(0.95)

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

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within Investment income in the Statement of Operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of December 31, 2022 and 2021, the fair value of these investments approximated cost.

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2022 and December 31, 2021, the Company’s balance sheet reflected other prepaid expenses of $966,809 and $1,017,927, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of December 31, 2022 are amounts receivable from employees totaling $387,338.

Note 7	PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and December 31, 2021, property and equipment were comprised of the following:

	December 31, 2022	December 31, 2021
Personal computing equipment	$204,330	$131,137
Furniture and equipment	77,153	119,381
Software development costs	2,985,827	1,338,044
Vehicles	—	25,876
Total	3,267,310	1,614,438
Less: Accumulated depreciation	(691,904)	(82,479)
Property and equipment, net	$2,575,406	$1,531,959

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $617,200 and $102,222, respectively. Included in such totals are software amortization costs of $541,364 and $22,792 for the years ended December 31, 2022 and 2021, respectively.

Note 8	INTANGIBLE ASSETS, NET

The following tables summarize the Company’s intangible assets as of December 31, 2022 and December 31, 2021:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2021	Accumulated Amortization	Net Book Value at December 31, 2022
Customer Relationships	5	$5,269,000	$(1,927,612)	$3,341,388
Software Technology	2	1,170,000	(1,069,295)	100,705
Software Technology	7	4,109,000	(1,073,027)	3,035,973
Tradenames and Trademarks	8	386,000	(88,225)	297,775
		$10,934,000	$(4,158,159)	$6,775,841

	Estimated Useful Life (Years)	Gross Carrying Amount at March 2, 2021	Accumulated Amortization	Net Book Value at December 31, 2021
Customer Relationships	5	$5,269,000	$(872,501)	$4,396,499
Software Technology	2	1,170,000	(484,355)	685,645
Software Technology	7	4,109,000	(486,011)	3,622,989
Tradenames and Trademarks	8	386,000	(39,949)	346,051
		$10,934,000	$(1,882,816)	$9,051,184

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $2,275,343 and $1,882,816 for the years ended December 31, 2022 and 2021, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2023	1,789,695
2024	1,689,050
2025	1,689,050
2026	815,256
2027	635,250
Thereafter	157,540
Total	$6,775,841

Note 9	ACCRUED EXPENSES

As of December 31, 2022 and December 31, 2021, accrued expenses were comprised of the following:

	December 31, 2022	December 31, 2021
Accrued salary, commission and bonus	$2,341,955	$2,046,584
Accrued expenses	2,086,814	2,021,525
Total	$4,428,769	$4,068,109

Note 10	WARRANT LIABILITY

In conjunction with the Merger, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statement of operations. As of December 31, 2022 and 2021, the Company had 92,058 and 97,058 warrants outstanding classified as liabilities, respectively.

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following Level 3 inputs:

	As of December 31, 2022	As of December 31,2021
Fair value of company's common stock	$2.73	$9.02
Dividend yield	0%	0%
Expected volatility	76% - 92%	118% - 149%
Risk free interest rate	4.34% - 4.75%	0.06% - 0.97%
Expected life (years)	0.91	1.82
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$4,547	$369,234

The change in fair value of the financial instruments – warrants, measured at Level 3 in the fair value hierarchy, is as follows:

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(364,687)

Balance as of December 31, 2022	$4,547

Amount
Balance as of January 1, 2021	$—

Fair value of warrant liability assumed in connection with Helix Merger	1,247,715

Change in fair value of warrant liability	(878,481)

Balance as of December 31, 2021	$369,234

Note 11	CONVERTIBLE NOTES

	December 31, 2022	December 31, 2021
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	1,120,767	280,000
Less: unamortized debt issuance costs	(14,220)	(19,552)
Convertible note payable, net of debt issuance costs	$25,106,547	$24,260,448

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $840,767 and $280,000 for the years ended December 31, 2022 and 2021, respectively.

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

                The Company did not elect the fair value measurement option for the Notes. The estimated fair value of the Notes was $21,450,000 and $22,258,000 for the years ended December 31, 2022 and 2021, respectively.

              The fair value of the Notes was calculated using the present value of the Notes and the estimated fair value of the conversion option calculated using the Black-Scholes model and the following Level 3 inputs:

	As of December 31, 2022	As of December 31, 2021
Fair value of company's common stock	$2.73	$9.02
Dividend yield	0%	0%
Expected volatility	84.0%	86.0%
Risk Free interest rate	4.30%	1.10%
Expected life (years)	2.67	3.67
Exercise price	$11.98	$11.98

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the years ended December 31, 2022 and 2021, the Company recognized $5,332 and $1,778 in amortization of debt issuance costs, respectively.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	1,699,676	$1.28
Issued	454,000	11.71
Vested	(907,545)	0.03
Canceled	(100,000)	12.18
Unvested at December 31, 2021	1,146,131	3.28
Issued	—	—
Vested	(474,768)	2.60
Canceled	(120,105)	0.59
Unvested at December 31, 2022	551,258	$4.48

The 551,258 of unvested awards at December 31, 2022 consists of 210,748 restricted stock units and 340,510 shares of restricted stock. Vested shares include 21,700 shares which were retired by the Company to fulfill payroll tax obligations. The 1,146,131 of unvested awards at December 31, 2021 consisted of 326,750 restricted stock units and 819,381 shares of restricted stock.

Stock Options

As part of the Merger (see Note 4), the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. The value attributable to service subsequent to the Merger is recognized as compensation cost by the Company.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.98 to $15.61	$7.85 to $22.90
Dividend yield	0%	0%
Expected volatility	83% to 188%	117% to 188%
Risk Free interest rate	0.27% to 4.52%	0.27% to 1.59%
Expected life (years) remaining	0.01 to 9.62	0.84 to 10.00

 Stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021	—	$—	—
Options assumed in Helix Merger	455,089	$15.13	3.24
Granted	3,893,714	$12.73	9.31
Exercised	(29,937)	$6.03	1.02
Forfeited and expired	(271,893)	$7.31	6.65
Outstanding at December 31, 2021	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.14
Exercised	(33,334)	$2.47	2.55
Forfeited and expired	(1,233,081)	$13.87	8.12
Outstanding at December 31, 2022	3,983,808	$10.53	8.23
Vested options at December 31, 2022	1,844,890	$13.51	8.57

The weighted average exercise price and remaining contractual life of exercisable options as of December 31, 2022 is $13.51 and 8.57 years, respectively. The total aggregate intrinsic value of the exercisable options as of December 31, 2022 was approximately $25,124.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $3.62 and $11.95 for the years ended December 31, 2022 and 2021, respectively.

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

At December 31, 2022, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $14,367,828, which the Company expects to recognize over a weighted-average period of approximately 2.75 years. Stock compensation expense for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2022	2021
Services	$150,696	$36,013
Research and development	449,835	136,936
Sales and marketing	409,076	451,846
General and administrative	6,883,938	8,675,648
Separation expenses	5,417,043	—
Total	$13,310,588	$9,300,443

Total intrinsic value of options exercised in the year ended December 31, 2022 was $26,472. The total fair value of restricted shares vested during the year ended December 31, 2022 was $2,325,666.

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

See Note 4 for additional details on shares issued pursuant to the Merger.

Note 14	NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Years Ended December 31,
	2022	2021
Net loss attributable to common shareholders	$(25,971,971)	$(26,551,105)

Net loss per share attributable to common shareholders:
Basic	$(0.81)	$(0.90)
Diluted	$(0.81)	$(0.90)

Weighted average common shares outstanding:
Basic	32,031,096	29,527,608
Diluted	32,031,096	29,527,608

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of December 31,
	2022	2021
Potentially dilutive securities:
Warrants	102,056	124,087
Stock options	3,983,808	4,046,973
Convertible notes	2,497,560	2,427,379
Unvested Restricted Stock Awards and Units	551,258	1,146,131
Total	7,134,682	7,744,570

Note 15	RELATED PARTY TRANSACTIONS

Adam Dublin, Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2022 and 2021 of $467,324 and $419,736, respectively.

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

The Company provides innovative software and information solutions and proprietary predictive analytics to optimize the operational, clinical and financial performance of its customers within the healthcare and cannabis industries.

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

The “Other” segment consists of certain other business operations, primarily in security and marketing services.

The following represents selected information for the Company’s reportable segments:

	Year Ended December 31,
	2022	2021
Information and Software
Revenue	$26,185,945	$14,952,247
Costs and expenses	28,437,463	26,412,188
Loss from operations	$(2,251,518)	$(11,459,941)
Total other income/(expense)	—	—
Loss before income taxes	$(2,251,518)	$(11,459,941)

Services
Revenue	$1,545,656	$1,122,528
Costs and expenses	1,167,691	1,182,834
Income (loss) from operations	$377,965	$(60,306)
Total other income/(expense)	—	—
Income (loss) before income taxes	$377,965	$(60,306)

Other
Revenue	$274,256	$804,940
Costs and expenses	675,114	1,079,144
Loss from operations	$(400,858)	$(274,204)
Total other income/(expense)	50	(787)
Loss before income taxes	$(400,808)	$(274,991)

Centrally Managed Costs
Revenue	$—	$—
Costs and expenses	23,813,320	15,822,306
Loss from operations	$(23,813,320)	$(15,822,306)
Total other income/(expense)	139,690	1,088,950
Loss before income taxes	$(23,673,630)	$(14,733,356)
Income tax expense	(23,980)	(22,511)
Net loss	$(23,697,610)	$(14,755,867)

Totals
Revenue	$28,005,857	$16,879,715
Costs and expenses	54,093,588	44,496,472
Loss from operations	$(26,087,731)	$(27,616,757)
Total other income/(expense)	139,740	1,088,163
Loss before income taxes	$(25,947,991)	$(26,528,594)
Income tax expense	(23,980)	(22,511)
Net loss	$(25,971,971)	$(26,551,105)

Approximately 99% and 98% of the Company’s revenues were attributable to customers in the United States for the years ended December 31, 2022 and 2021, respectively.

Note 17	INCOME TAXES

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

For financial reporting purposes, the Company’s consolidated loss before income taxes for the U.S. and foreign entities, in the aggregate, is as follows:

	For the Year Ended December 31,
	2022	2021
United States	$(25,777,526)	$(26,398,610)
Foreign	(170,465)	(129,984)
Total loss before provision for income taxes	$(25,947,991)	$(26,528,594)

The income tax expense or benefit consisted of the following for the period ending December 31, 2022:

	For the Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	23,980	22,511
Foreign	—	—
	$23,980	$22,511

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$23,980	$22,511

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2022	2021
Income tax expense (benefit) at federal statutory rate	21.0%	21.0%
Nondeductible/nontaxable items	0.25%	0.01%
Loss from LLC Period	—	(1.52)%
Stock based compensation	0.66%	2.01%
State taxes	6.52%	6.10%
Rate change	(0.86)%	0.63%
Deferred true-up and other	(1.04)%	(0.17)%
Valuation allowance	(26.62)%	(28.14)%
Income tax expense	(0.09)%	(0.08)%

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act, enacted on December 22, 2017, require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. In accordance with FASB guidance, the Company’s policy will be to recognize GILTI in the period it arises, and it will not recognize a deferred charge with regard to GILTI. The Company concluded it was not subject to GILTI in 2022 and as such there was no impact from GILTI included in its 2022 provision.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2022:

Net deferred tax assets and liabilities	As of December 31,
	2022	2021
Deferred tax assets
Allowance for doubtful accounts	$93,429	$94,027
Reserves	48,558
Other accruals	387,426	499,739
Deferred Revenue	126,622	81,423
Stock Compensation	5,748,580	2,492,471
Lease liability	171,223	231,335
Capitalized Sec. 174 Expenses	714,991	—
Net operating loss carry forwards	12,146,807	10,815,077
Deferred income tax assets	19,437,636	14,214,072

Valuation allowance	17,422,313	11,209,305
Total net deferred income tax assets	$2,015,323	$3,004,767

Unrealized FX Gain/ Loss	72,666	$1,538
Prepaids	42,627	19,517
Property, plant and equipment	167,311	631,150
Goodwill and intangible assets	1,732,719	2,352,562
Deferred income tax liability	2,015,323	3,004,767

Net deferred taxes	$—	$—

As of the year ended December 31, 2022, the Company has federal, state, and foreign net operating loss carryforwards of approximately $47,413,259 and $44,011,189 and $379,214, respectively. Federal net operating loss carryforwards in the amount of $9,004,500 begin expiring in 2035 and approximately $38,408,759 have an indefinite life. The federal NOL carryforwards of $23,928,600 million generated in 2021 and 2022 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely. State net operating loss carryforwards begin expiring in 2035. Foreign net operating loss carryforwards in the amount of $379,214 begin expiring in 2024.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company is in a three-year cumulative loss and net deferred tax asset position. As of December 31, 2022, based on the Company’s history of earnings, management believes that it is more likely than not that the Company will not realize the deferred tax assets. Therefore, management has established a full valuation allowance against all of the deferred tax assets.

As of December 31, 2022, deferred tax assets were offset by deferred tax liabilities and a valuation allowance on any remaining balance. A valuation allowance of $17,422,313 has been recorded to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $6,213,008 in the year. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth in the relevant jurisdictions.

As required by the uncertain tax position guidance in ASC 740, Income Tax, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC 740, Accounting for Income, to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. As of December 31, 2022, the Company did not recognize any tax benefits related to uncertain tax positions. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to the present in the U.S. and from 2017 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company is also subject to certain non-income taxes such as value added taxes, sales taxes, and property taxes. The Company has taken certain positions that management feels, although not free from doubt, should not result in a successful challenge by certain tax authorities.

Note 18	LEASES

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

The Company is obligated under operating lease agreements for office facilities in (i) Florida and (ii) Colorado that expire in (i) December 2024 and (ii) February 2026, respectively. The Company also has two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Cash used in operating leases	$319,430	$280,978
ROU assets obtained in exchange for new operating lease liabilities	$39,791	$1,082,684

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	December 31, 2022	December 31, 2021
Right of use assets, net	$636,196	$859,637

Short-term operating lease liabilities	$265,489	$247,325
Long-term operating lease liabilities	376,569	611,523
Total lease liabilities	$642,058	$858,848
Weighted average remaining lease term (in years)	2.38	3.32
Weighted average discount rate	8.5%	8.5%

The components of lease expense were as follows for each of the periods presented, which are included in operating expenses in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Operating lease expense	$326,086	$255,464
Short-term lease expense	$193,367	$113,398
Total operating lease costs	$519,453	$368,862

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of December 31, 2022, for the following five fiscal years and thereafter were as follows:

December 31, 2022
2023	308,591
2024	302,123
2025	85,726
2026	14,288
Total future minimum lease payments	$710,728
Less imputed interest	(68,670)
Total	$642,058

In December 2022, the term of the operating lease agreement (the “Washington Lease”) for the office facility in Washington expired. The Company has decided not to extend the lease pursuant to the extension clause nor renegotiate the Washington Lease. As such, the Company has recognized all of the lease liabilities for the Washington Lease as of December 31, 2022.

Note 19	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these licenses as of December 31, 2022:

December 31, 2022

Year ending December 31, 2023	1,750,155
Year ending December 31, 2024	1,908,515
Year ending December 31, 2025	1,620,920
Year ending December 31, 2026	412,203
$5,691,793

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is scheduled for June 2023. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment/quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023 consistent with the Court’s prior ruling. Written discovery is nearing completion. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Note 20	SUBSEQUENT EVENTS

Stock Purchase Agreement

On February 10, 2023, Helix completed the BioTrack Transaction pursuant to that certain Stock Purchase Agreement (the “BioTrack Purchase Agreement”), dated February 10, 2023, by and among Helix, BioTrack and the Buyer. See Note 1.

The total consideration paid by the Buyer under the BioTrack Purchase Agreement is $30 million, subject to any working capital adjustments. The Buyer paid $20 million in cash at closing and is required to make twelve equal monthly payments totaling $10 million commencing March 2023, which subsequent payments are guaranteed by certain affiliates of the Buyer.

The BioTrack Purchase Agreement contains customary representations, warranties and covenants. The Buyer has obtained representation and warranty insurance, subject to certain exclusions, deductibles, policy limits and other terms and conditions set forth therein.

Executive Separation Expense

Effective February 10, 2023, Daniel Barton resigned as the Company’s Chief Executive Officer and President and as a Class II member of the Board of Directors (the “Board”). Mr. Barton’s resignation was not the result of any disagreement relating to the Company’s strategy, operations, policies or practices or any issues regarding the Company’s accounting policies, procedures, estimates or judgements.

In connection with Mr. Barton’s resignation, the Company and Mr. Barton entered into a separation agreement containing a general release of claims (the “Separation Agreement”). Mr. Barton will be eligible to receive the following, subject to continued compliance with the Separation Agreement: (i) continuation of Mr. Barton’s salary of $250,000 for twelve (12) months; (ii) $87,500, representing Mr. Barton’s annual bonus for the year ended December 31, 2022; (iii) acceleration of Mr. Barton’s remaining 106,656 unvested restricted shares of Company common stock; and (iv) a maximum of twelve (12) months of continued COBRA coverage.

Employee Stock Awards

On February 13, 2023, the Company’s Board of Directors approved the grant to certain employees of the Company under the 2020 Plan of (i) nonqualified stock options to purchase an aggregate of 966,500 shares of common stock of the Company at an exercise price of $3.79 per share, which amount represents the closing price of the Company’s common stock on such date and (ii) restricted stock units representing 570,000 shares of common stock of the Company.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2022, we have not maintained effective internal control over financial reporting.

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

Remediation

We have implemented several processes and control procedures in 2022, including those outlined below, to remediate the deficiencies noted above.

We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We have hired additional personnel and outside consultants to fill accounting functions and expect to hire and train additional personnel. In addition, we are in the process of implementing upgraded, accounting and finance systems, which we expect will enhance our ability to implement appropriate internal controls.

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

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to Forian’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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
2.4
Stock Purchase Agreement, dated February 10, 2023, by and among Helix Technologies, Inc., Bio-Tech Medical Software, Inc. and BT Assets Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

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

4.1
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 31, 2021).

10.1+	Forian Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Form S-8 (Reg. No. 333-268470) filed with the SEC on November 18, 2022.
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

10.12
Form of Note Purchase Agreement, dated September 1, 2021, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC November 15, 2021).

10.13+
Separation Agreement, dated February 10, 2023, by and between the Company and Daniel Barton (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

10.14
License Agreement, dated February 10, 2023, by and among the Company, Helix Technologies, Inc., BT Assets Group, Inc. and Bio-Tech Medical Software, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

21*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e) *
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10‑K.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Max Wygod	Executive Chairman and Chief Executive Officer
Max Wygod	(Principal Executive Officer)

/s/ Michael Vesey	Chief Financial Officer
Michael Vesey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Adler, M.D.	Director
Mark Adler, M.D.

/s/ Ian Banwell	Director
Ian Banwell

/s/ Adam Dublin	Director and Chief Strategy Officer
Adam Dublin

/s/ Jennifer Hajj	Director
Jennifer Hajj

/s/ Shahir Kassam-Adams	Director
Shahir Kassam-Adams

/s/ Stanley Trotman, Jr.	Director
Stanley Trotman, Jr.

/s/ Alyssa Varadhan	Director
Alyssa Varadhan

/s/ Kristiina Vuori, M.D., Ph.D.	Director
Kristiina Vuori, M.D., Ph.D.

/s/ Martin Wygod	Director
Martin Wygod