Form 10-Q
period 2023-03-31
Forian Inc.
filed 2023-05-15
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of May 10, 2023, there were 32,583,971 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

Item 1.	Financial Statements and Supplementary Unaudited Data

	March 31,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$839,715	$2,795,743
Marketable securities	39,164,720	17,396,487
Accounts receivable, net	3,795,284	1,809,028
Proceeds receivable from sale of discontinued operations, net	8,811,708	—
Contract assets	1,840,714	2,252,958
Prepaid expenses	425,986	835,786
Other assets	435,736	432,338
Current assets of discontinued operations	—	1,393,688
Total current assets	55,313,863	26,916,028

Property and equipment, net	112,093	75,030
Right of use assets, net	27,346	32,560
Deposits and other assets	181,436	196,675
Non-current assets of discontinued operations	—	19,037,874
Total assets	$55,634,738	$46,258,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	350,784	316,105
Accrued expenses	6,423,536	3,766,789
Short-term operating lease liabilities	21,952	21,600
Warrant liability	10,106	4,547
Deferred revenues	3,100,682	2,581,287
Current liabilities of discontinued operations	—	1,662,247
Total current liabilities	9,907,060	8,352,575

Long-term liabilities:
Long-term operating lease liabilities	5,394	10,960
Convertible notes payable, net of debt issuance costs (Note 10) ($6,000,000 in principal is held by a related party. Refer to Note 14)	25,315,003	25,106,547
Non-current liabilities of discontinued operations	—	365,609
Total long-term liabilities	25,320,397	25,483,116

Total liabilities	35,227,457	33,835,691

Commitments and contingencies (Note 17)	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,418,842 issued and outstanding as of March 31, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,419	32,251
Additional paid-in capital	72,668,484	71,182,326
Accumulated deficit	(52,293,622)	(58,792,101)
Total stockholders’ equity	20,407,281	12,422,476
Total liabilities and stockholders’ equity	$55,634,738	$46,258,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$4,870,387	3,534,861

Costs and Expenses:
Cost of revenues	1,252,215	1,243,030
Research and development	531,689	1,089,879
Sales and marketing	1,196,192	820,594
General and administrative	3,639,826	5,273,968
Separation expenses	599,832	5,417,043
Depreciation and amortization	38,430	15,349
Total costs and expenses	7,258,184	13,859,863

Loss From Continuing Operations	(2,387,797)	(10,325,002)

Other Income (Expense):
Change in fair value of warrant liability	(5,559)	219,840
Interest and investment income	382,922	3,795
Interest expense	(208,456)	(211,333)
Total other income, net	168,907	12,302

Loss from continuing operations before income taxes	(2,218,890)	(10,312,700)
Income tax expense	(29,909)	(5,000)

Loss from continuing operations, net of tax	(2,248,799)	(10,317,700)

Loss from discontinued operations	(94,427)	(1,738,547)
Gain on sale of discontinued operations	11,531,849	202,159
Income tax effect on discontinued operations	(2,690,144)	—
Income (loss) from discontinued operations, net of tax	8,747,278	(1,536,388)

Net Income (Loss)	$6,498,479	$(11,854,088)

Net income (loss) per share:
Basic and diluted
Continuing operations	$(0.08)	$(0.32)
Discontinued operations	0.27	(0.05)
Net income (loss) per share - basic and diluted	$0.19	$(0.37)

Weighted-average shares outstanding:	32,300,237	31,857,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	166,615	167	(94,766)	—	(94,599)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock based compensation expense	—	—	—	—	1,580,925	—	1,580,925
Net income	—	—	—	—	—	6,498,479	6,498,479
Balance at March 31, 2023	—	$—	32,418,842	$32,419	$72,668,484	$(52,293,622)	$20,407,281

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	155,547	156	1,900	—	2,056
Stock based compensation expense	—	—	—	—	7,902,528	—	7,902,528
Net loss	—	—	—	—	—	(11,854,088)	(11,854,088)
Balance at March 31, 2022	—	$—	31,928,701	$31,929	$65,864,050	$(44,674,218)	$21,221,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,498,479	$(11,854,088)
Less: Income (loss) from discontinued operations	8,747,278	(1,536,388)
Loss from continuing operations	(2,248,799)	(10,317,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,430	15,349
Amortization on right of use asset	5,214	398
Amortization of debt issuance costs	1,333	1,333
Amortization of discount - proceeds from sale of discontinued operations	(55,041)	—
Accrued interest on convertible notes	208,456	210,000
Realized and unrealized gain on marketable securities	(320,530)	(3,399)
Provision for doubtful accounts	—	22,210
Stock-based compensation expense	1,828,233	7,613,978
Change in fair value of warrant liability	5,559	(219,840)
Change in operating assets and liabilities:
Accounts receivable	(1,986,256)	(1,864,910)
Contract assets	412,244	(630,922)
Prepaid expenses	409,800	6,435
Changes in lease liabilities during the year	(5,214)	(398)
Deposits and other assets	11,841	523,814
Accounts payable	33,346	619,192
Accrued expenses	(59,788)	(227,294)
Deferred revenues	519,395	1,852,302
Net cash used in operating activities - continuing operations	(1,201,777)	(2,399,452)
Net cash used in operating activities - discontinued operations	(26,649)	(1,426,426)
Net cash used in operating activities	(1,228,426)	(3,825,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	(74,527)
Purchase of marketable securities	(39,704,579)	(12,390,670)
Net cash from sale of discontinued operations	20,890,193	225,575
Sale of marketable securities	18,256,876	12,400,000
Net cash provided by (used in) used in investing activities - continuing operations	(633,003)	160,378
Net cash provided by (used in) investing activities - discontinued operations	—	(827,893)
Net cash used in investing activities	(633,003)	(667,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and financing arrangements	—	(13,122)
Payment of employee withholding tax related to restricted stock units	(94,599)	—
Net cash used in financing activities - continuing operations	(94,599)	(13,122)
Net cash used in financing activities	(94,599)	(13,122)

Net change in cash	(1,956,028)	(4,506,515)

Cash and cash equivalents, beginning of period	2,795,743	17,938,490

Cash and cash equivalents, end of period	$839,715	$13,431,975

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the business combination with Helix Technologies Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and related industries.

The business combination with Helix was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Helix provides software and analytics solutions to state governments and licensed operators in the cannabis industry, primarily through its subsidiary, Bio-Tech Medical Software, Inc. (“BioTrack”), until its sale of BioTrack in 2023.

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack, on March 3, 2022 Helix completed the sale of the assets of its security monitoring business, and on October 31, 2022 Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses together are referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries. For further discussion on the discontinued operations, refer to Note 4.

Note 2	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2023. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries including Helix TCS, LLC (through December 31, 2022), Security Consultants Group, LLC (through December 31, 2022), Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), Bio-Tech Medical Software, Inc (through February 10, 2023), Engeni, LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni, LLC) (through October 31, 2022). Effective October 31, 2022, 100% of the outstanding membership interest of Engeni, LLC held by Helix was sold. Effective December 31, 2022, (i) Security Consultants Group, LLC was merged with and into Helix TCS, LLC and (ii) Helix TCS, LLC was merged with and into Helix Legacy, Inc. On February 10, 2023, 100% of the capital stock of Bio-Tech Medical Software, Inc. was sold. All intercompany transactions have been eliminated in consolidation.

Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack.

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable and other property related to its security monitoring services. On October 31, 2022, the Company sold 100% of its outstanding membership interest of Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met.

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three months ended March 31, 2023 and 2022, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. The Company sold all of the assets of its operations in Argentina, Engeni LLC and Engeni SA, during October 2022. The financial results of the Company’s Argentina operations are included in discontinued operations for the three months ended March 31, 2022. During the three months ended March 31, 2022, sales in Argentina, which are included in discontinued operations, were less than 1% of the Company’s consolidated sales. The hyperinflationary conditions did not have a material impact on the Company’s business during the three months ended March 31, 2022. On October 31, 2022 the Company sold 100% of its operations in Argentina.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in related notes to the financial statements. The significant areas of estimation include but are not limited to accounting for the allowance for doubtful accounts, income taxes, depreciation, amortization of intangible assets, contingencies, discontinued operations and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain personnel, information licensing and data processing costs that were previously classified in research and development expenses when the Company’s healthcare information business was in its start-up stage were reclassified to cost of revenues and general and administrative expenses in the condensed consolidated statements of operations.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of March 31, 2023 and December 31, 2022 was $10,106 and $149,394, respectively, based on Level 3 inputs. Refer to Note 10.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $0 and $78,422 at March 31, 2023 and December 31, 2022, respectively.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds from sale of discontinued operations, net

Proceeds from sale of discontinued operations consists of eleven remaining monthly payments due through February 10, 2024 aggregating $9,166,667, less an unamortized discount of $354,959.

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

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount. All goodwill has been allocated to non-current assets of discontinued operations at December 31, 2022.

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

The Company derives revenue primarily from license fees for the Company’s information products. Information products contracts are generally for a period of one month to five years. Information products’ customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery or information that will be updated over a period of time as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period and control over the use of the products passes to the customer when delivered, revenue is recognized when the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception and revenue is recognized ratably over the life of the contract. Customers are generally invoiced according to monthly, quarterly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it does not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $651,762 and $377,190 for the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accounts receivable of $1,134,941 and $469,786 at March 31, 2023 and December 31, 2022, respectively.

Contract assets and deferred revenues consist of the following as of March 31, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2022	$70,278	$986,613	$1,056,891	$637,563
Beginning deferred revenue balance recognized during the period	—	—	—	(637,562)
Net change due to timing of billings, payments and recognition	87,738	1,108,329	1,196,067	2,581,286
Balance at December 31, 2022	158,016	2,094,942	2,252,958	2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(1,667,028)
Net change due to timing of billings, payments and recognition	7,373	(419,617)	(412,244)	2,186,423
Balance at March 31, 2023	$165,389	$1,675,325	$1,840,714	$3,100,682

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	March 31, 2023	December 31, 2022
Estimated next twelve months	$16,677,597	$15,790,233
Thereafter	20,637,969	22,192,028
	$37,315,566	$37,982,261

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

Customer Concentration

During the three months ended March 31, 2023, the Company had two customers representing 13.4% and 12.6% of revenue.

During the three months ended March 31, 2022, the Company had four customers representing 14.5%, 14.4%, 11.7% and 10.7% of revenue.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software products, any disruption associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three months ended March 31, 2023 and 2022.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software –Costs of Software to be Sold, Leased or Marketed. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes and other maintenance activities. Product development costs incurred in the application development stage for internal use software are subject to capitalization and subsequent amortization and possible impairment. The Company begins to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Product development costs not pertaining to the application development stage are expensed as incurred.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $15,125 and $2,255 for the three months ended March 31, 2023 and 2022, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of ordinary shares or ordinary stock equivalents outstanding during the applicable period. The dilutive effect of ordinary stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number”, which is loss from continuing operations. Employee equity share options and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in ordinary shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 2,400,000 shares to a total of 6,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of Company common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations.

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

The provision for income taxes represents Federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax benefit of R&D credits and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition derecognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized net income tax expense of $29,909 and $5,000, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations during the three months ended March 31, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,690,144 after utilization of federal and state net operating losses during the three months ended March 31, 2023.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2023, the Company is not subject to examination in any tax jurisdictions.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. Regarded as the reduced version of the proposed Build Back Better Act, the IRA contains two main corporate income tax provisions, including a 15% minimum tax on the average annual adjusted financial statement income of corporations with profits over $1 billion over a three-year period as well as a 1% excise tax on the corporate stock buybacks by domestic publicly traded corporations. The Company is currently evaluating the impact of the IRA on its financial statements for tax year 2023 but does not expect a material impact to the Company’s tax position.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the three months ended March 31, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

On March 2, 2022, the Company and two advisors agreed not to renew special advisor agreements between the advisors and the Company. The advisors were the former chief executive officer and chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expense during March 2022 related to the options that vested through March 2, 2023.

In addition, the Company records normal course of business severance expenses in the operating expense line item related to the employee’s activities.

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. ASU 2021-08 was adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	DISCONTINUED OPERATIONS

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30.0 million, consisting of $20.0 million paid at closing and $10.0 million paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, sold its Argentinian subsidiary Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and related industries.

The Company recognized a gain on sale of BioTrack of $11,531,849 and a loss from discontinued operations of $94,427 during the three months ended March 31, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $2,690,144 during the three months ended March 31, 2023.

The Company recorded a gain on the sale of assets related to its security monitoring business of $202,159 during the three months ended March 31, 2022. The amount was reclassified to discontinued operations in 2023 as it was part of a strategic shift which became significant to the Company’s operations upon the sale of BioTrack.

The following table summarizes the major classes of assets and liabilities of the Helix Businesses as reported on the consolidated balance sheets as of December 31, 2022:

December 31, 2022
Carrying amounts of assets associated with Helix Businesses included as part of discontinued operations:
Cash and cash equivalents	$524,155
Accounts receivable, net	738,510
Prepaid expenses	131,023
Current assets of discontinued operations	$1,393,688

Property and equipment, net	2,500,376
Intangible assets, net	6,775,841
Goodwill	9,099,372
Right of use assets, net	603,636
Deposits and other assets	58,649
Non-current assets of discontinued operations	$19,037,874

Carrying amounts of liabilities associated with Helix Businesses included as part of discontinued operations:
Accounts payable	$258,960
Accrued expenses	661,981
Short-term operating lease liabilities	243,888
Deferred revenues	497,418
Current liabilities of discontinued operations	$1,662,247

Long-term operating lease liabilities	365,609
Non-current liabilities of discontinued operations	$365,609

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	1,121,677	2,274,233
Services	179,798	428,706
Other	—	153,479
Total revenues	1,301,475	2,856,418

Costs and Expenses:
Cost of revenues	699,015	1,365,227
Research and development	160,164	990,036
Sales and marketing	35,005	559,344
General and administrative	129,283	1,142,924
Depreciation and amortization	372,435	590,325
Total costs and expenses	1,395,902	4,647,856

Loss from discontinued operations for Helix Businesses	(94,427)	(1,791,438)

Other Income (Expense):
Interest and investment income	—	693
Interest expense	—	(25,778)
Foreign currency related gains, net	—	77,976
Total other income, net	—	52,891

Net loss from discontinued operations for Helix Businesses before income taxes	(94,427)	(1,738,547)
Gain on sale of discontinued operations	11,531,849	202,159
Income tax expense	(2,690,144)	—

Net gain (loss) from discontinued operations, net of tax for Helix Businesses	$8,747,278	$(1,536,388)

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of March 31, 2023 and December 31, 2022, marketable securities consisted of the following:

	March 31, 2023	December 31, 2022
United States Treasury Bills
Cost	$38,854,166	$17,234,633
Fair Market Value	$39,164,720	$17,396,487

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2023 and December 31, 2022, the Company’s balance sheet reflected prepaid expenses of $425,986 and $835,786, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of March 31, 2023 are amounts receivable from employees totaling $342,986.

Note 7	PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and December 31, 2022, property and equipment were comprised of the following:

	March 31, 2023	December 31, 2022
Personal computing equipment	$101,466	$160,079
Furniture and equipment	—	7,991
Software development costs	73,260	—
Total	174,726	168,070
Less: Accumulated depreciation	(62,633)	(93,040)
Property and equipment, net	$112,093	$75,030

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $38,430 and $15,349, respectively.

Note 8	ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	March 31, 2023	December 31, 2022
Accrued salary, commission and bonus	$1,659,762	$2,112,482
Income taxes payable	2,746,515	—
Accrued expenses	2,017,259	1,654,307
Total	$6,423,536	$3,766,789

Note 9	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the Merger) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of March 31, 2023 and 2022, the Company had 86,502 and 92,058 warrants outstanding classified as liabilities, respectively. During the three months ended March 31, 2023, 5,556 warrants expired.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model and the following inputs:

	As of March 31, 2023	As of December 31, 2022
Fair value of Company's common stock	$3.81	$2.73
Dividend yield	0%	0%
Expected volatility	79% - 95%	76% - 92%
Risk free interest rate	4.21% - 4.93%	4.34% - 4.75%
Expected life (years)	0.71	0.91
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$10,106	$4,547

The change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model and the following inputs:

Amount
Balance as of January 1, 2023	$4,547

Change in fair value of warrant liability	5,559

Balance as of March 31, 2023	$10,106

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(219,840)

Balance as of March 31, 2022	$149,394

Note 10	CONVERTIBLE NOTES

	March 31, 2023	December 31, 2022
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	1,327,890	1,120,767
Less: unamortized debt issuance costs	(12,887)	(14,220)
Convertible note payable, net of debt issuance costs	$25,315,003	$25,106,547

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $208,456 and $210,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined embedded features are all clearly and closely related to the debt host instrument and therefore are not required to be bifurcated and separately measured at fair value. The Warrants were not issued in connection with the Notes and issuance of the Warrants is contingent upon conversion of the Notes at the option of the Holder, therefore no portion of the proceeds are allocated to the Warrants.

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which will be deferred and amortized over the term of the Notes. During the three months ended March 31, 2023 and 2022, the Company recognized $1,333 and $1,333 in amortization of debt issuance costs, respectively.

Note 11	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted Company common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	1,146,131	$1.28
Issued	—	11.71
Vested	(474,768)	0.03
Canceled	(120,105)	12.18
Unvested at December 31, 2022	551,258	3.28
Issued	570,000	3.79
Vested	(189,885)	4.39
Canceled	(20,653)	0.16
Unvested at March 31, 2023	910,720	$5.78

The 910,720 of unvested awards at March 31, 2023 consisted of 163,720 restricted stock units and 747,000 shares of restricted stock.

Stock Options

As part of the Merger, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. The value attributable to service subsequent to the Merger is recognized as compensation cost by the Company.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options outstanding at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.98 to $15.61	$2.98 to $15.61
Dividend yield	0%	0%
Expected volatility	79% to 188%	83% to 188%
Risk Free interest rate	0.27% to 4.52%	0.27% to 4.52%
Expected life (years) remaining	0.01 to 9.62	0.01 to 9.62

Stock option activity for the three months ended March 31, 2023 and 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.14
Exercised	(33,334)	$2.47	2.55
Forfeited and expired	(1,233,081)	$13.87	8.12
Outstanding at December 31, 2022	3,983,808	$10.53	8.23
Granted	1,097,500	$3.79	8.70
Exercised	(2,452)	$8.09	8.09
Forfeited and expired	(444,554)	$11.09	8.13
Outstanding at March 31, 2023	4,634,302	$8.89	8.36
Vested options at March 31, 2023	2,076,200	$12.59	6.94

The weighted average exercise price and remaining contractual life of exercisable options as of March 31, 2023 is $12.59 and 6.94 years, respectively. The total aggregate intrinsic value of the exercisable options as of March 31, 2023 was approximately $161,817.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $3.42 and $6.17 for the three months ended March 31, 2023 and 2022, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the three months ended March 31, 2023 includes $349,832 related to the accelerated vesting of stock.

On March 2, 2022, the Company and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements between the advisors and the Company. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expense during March 2022 related to the options that vested through March 2, 2023.

At March 31, 2023, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $15,390,535, which the Company expects to recognize over a weighted-average period of approximately 2.83 years. Stock compensation expense for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
Services	$37,926	$19,629
Research and development	38,192	47,441
Sales and marketing	54,002	51,821
General and administrative	1,348,281	2,078,044
Separation expenses	349,832	5,417,043
Subtotal	1,828,233	7,613,978
Discontinued operations	(247,308)	290,606
Total	$1,580,925	$7,904,584

Total intrinsic value of options exercised during the period ended March 31, 2023 was $3,948. The total fair value of restricted shares vested during the period ended March 31, 2023 was $820,418.

Note 12	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2023	2022
Net income (loss):
Loss from continuing operations	$(2,248,799)	$(10,317,700)
Income (loss) from discontinued operations	8,747,278	(1,536,388)
Net Income (Loss)	$6,498,479	$(11,854,088)

Basic and diluted loss from continuing operations per share attributable to common shareholders:	$(0.08)	$(0.32)
Basic and diluted income (loss) from discontinued operations per share:	0.27	(0.05)
Net loss per common share	$0.19	$(0.37)

Weighted average common shares outstanding - basic and diluted	32,300,237	31,857,685

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because their inclusion would be anti-dilutive to the Company’s “control number”, which is loss from continuing operations.

	As of March 31,
	2023	2022
Potentially dilutive securities:
Warrants	96,500	119,087
Stock options	4,634,302	3,467,891
Convertible notes	2,514,849	2,453,088
Unvested Restricted Stock Awards and Units	910,720	990,584
Total	8,156,371	7,030,650

Note 13	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2023 and 2022 of $49,032 and $92,369, respectively.

On April 16, 2021, the Company raised net proceeds of $11,968,652 resulting from the sale of Company common stock to a select group of institutional and accredited investors, which included directors of the Company.

On September 1, 2021, the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who holds $6,000,000 of the Notes. See Note 10 for additional information.

Note 14	SEGMENT RESULTS

The Company provides innovative solutions, proprietary data and predictive analytics to optimize the operational, clinical and financial performance of its customers.

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

As discussed above, the Company disposed of its businesses servicing the cannabis industry in 2023, and has reclassified their historical results as discontinued operations. As such, the Company’s continuing operations are comprised of a single reportable segment providing analytic and information services to the healthcare and other industries.

Note 15	LEASES

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1-5 years. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases.

The Company is obligated under two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Cash used in operating leases	$5,931	$450
ROU assets obtained in exchange for new operating lease liabilities	$—	$398

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2023	December 31, 2022
Right of use assets, net	$27,346	$32,560

Short-term operating lease liabilities	$21,952	$21,600
Long-term operating lease liabilities	5,394	10,960
Total lease liabilities	$27,346	$32,560
Weighted average remaining lease term (in years)	1.23	1.48
Weighted average discount rate	9.3%	9.3%

The components of lease expense were as follows for each of the periods presented, which are included in operating expenses in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$5,931	$450
Short-term lease expense	$4,812	$—
Total operating lease costs	$10,743	$450

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2023, were as follows:

March 31, 2023
2023 (remaining)	$17,794
2024	11,262
Total future minimum lease payments	$29,056
Less imputed interest	(1,710)
Total	$27,346

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of March 31, 2023:

March 31, 2023
Year ending December 31, 2023	$1,137,595
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
$5,025,190

Legal Proceedings

From time to time, the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the condensed consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that we believe to be material, except for the below.

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy and unjust enrichment/quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery. Written discovery, which commenced in July 2022, is ongoing. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

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

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Forian”, the “Company”, “we”, “us”, and “our” refer to Forian Inc.

Overview

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the business combination with Helix Technologies Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and related industries.

The business combination with Helix was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Helix provides software and analytics solutions to state governments and licensed operators in the cannabis industry, primarily through its subsidiary, Bio-Tech Medical Software, Inc. (“BioTrack”), until its sale of BioTrack in 2023.

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack, on March 3, 2022 Helix completed the sale of the assets of its security monitoring business, and on October 31, 2022 Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses together are referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from licensing fees for our proprietary information products. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Services revenues are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract.

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of our products and services to our customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenues.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees and hosted infrastructure costs. We continue to focus our research and development efforts on adding new features and applications to our product offerings.

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

Depreciation and Amortization Expenses

Depreciation and Amortization relate to long lived assets used in our business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations for the Three Months Ended March 31, 2023 and 2022:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues	$4,870,387	$3,534,861
Costs and Expenses
Cost of revenues	1,252,215	1,243,030
Research and development	531,689	1,089,879
Sales and marketing	1,196,192	820,594
General and administrative	3,639,826	5,273,968
Separation expenses	599,832	5,417,043
Depreciation and amortization	38,430	15,349
Loss from continuing operations	$(2,387,797)	$(10,325,002)

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues

Revenues for the three months ended March 31, 2023 were $4,870,387, which represented an increase of $1,335,526, or 37.8%, compared to total revenue of $3,534,861 for the three months ended March 31, 2022. The increase is primarily due to increased sales of information products to the healthcare industry to new and existing customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 was $1,252,215, which represented an increase of $9,185 compared to total cost of revenues of $1,243,030 for the three months ended March 31, 2022. Cost of revenues increased at a lower rate than revenue, as many of our data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 74.3% for the three months ended March 31, 2023, compared to 64.8% for the same period in 2022.

Research and Development

Research and development expenses for the three months ended March 31, 2023 were $531,689, which represented an decrease of $558,190 compared to total research and development expenses of $1,089,879 for the three months ended March 31, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development resulting from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 were $1,196,192, which represented an increase of $375,598 compared to total sales and marketing expenses of $820,594 for the three months ended March 31, 2022. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $3,639,826, which represented a decrease of $1,634,142 compared to general and administrative expenses of $5,273,968 for the three months ended March 31, 2022. The decrease is primarily due to lower personnel costs, consulting and professional fees resulting from cost synergies, including a decrease of $729,763 in stock-based compensation expenses related to the departure of the former chief executive officer and the former chief financial officer of Helix, who were advisors to the Company through March 2, 2022, partially offset by increased expenses related to grants to employees.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things (i) salary continuation for 12 months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Separation expenses for the three months ended March 31, 2023 includes $250,000 related to the salary continuation, fully recognized during the quarter, and $349,832 related to the accelerated vesting of stock.

On March 2, 2022, the Company and two advisors agreed not to renew special advisor agreements between the advisors and the Company. The advisors were the former chief executive officer and chief financial officer of Helix who were granted stock options in conjunction with their respective advisory agreements that were entered into upon the completion of the Helix acquisition. The Company and the advisors mutually agreed not to renew the advisory agreements. The services provided by these advisors included transition planning and consulting services related to integration of the business operations of Helix and Forian. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, the Company recorded $5,417,043 of stock compensation expense during March 2022 related to the options that vested through March 2, 2023.

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

Adjusted EBITDA is used by our management as an additional measure of our Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparisons of net loss. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees in order to evaluate our Company’s performance. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net loss, as well as trends in those items contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following is an explanation of the items excluded by us from Adjusted EBITDA but included in net loss from continuing operations:

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the three months ended March 31, 2023 includes $349,832 related to the accelerated vesting of stock. On March 2, 2022, we and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, we recorded $5,417,043 of stock compensation expenses during March 2022 related to the options that vested through the twelve months ending March 2, 2023. We believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

•
Interest Expense. Interest expense is associated with the convertible notes entered into on September 1, 2021 in the amount of $24,000,000, (the “Notes”). The Notes are due on September 1, 2025 and accrue interest at an annual rate of 3.5%. We exclude interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

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

•
Other Items. We engage in other activities and transactions that can impact our net loss. In the periods being reported, these other items included (i) change in fair value of warrant liability which related to warrants assumed in the acquisition of Helix; and (ii) other income which consists of profits on marketable security investments. We exclude these other items from Adjusted EBITDA because we believe these activities or transactions are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the three months ended March 31, 2023 includes $250,000 related to the salary continuation. We exclude these other items from Adjusted EBITDA because we believe these costs are not recurring and not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to the employee’s activities.

•
Income tax expense. We exclude the income tax expense from Adjusted EBITDA (i) because we believe that the income tax expense is not directly attributable to the underlying performance of our business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different tax attributes.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended March 31,
	2023	2022
Revenue	$4,870,387	$3,534,861

Net loss from continuing operations	$(2,248,799)	$(10,317,700)

Depreciation and amortization	38,430	15,349
Stock based compensation expense	1,828,233	7,613,978
Change in fair value of warrant liability	5,559	(219,840)
Interest and investment income	(382,922)	(3,795)
Interest expense	208,456	211,333
Severance expense	250,000	—
Income tax expense	29,909	5,000

Adjusted EBITDA - continuing operations	$(271,134)	$(2,695,675)

For the Three Months Ended March 31, 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended March 31, 2023 was a loss of $271,134 compared to a loss of $2,695,675 for the three months ended March 31, 2022, a decrease of $2,424,541. The decrease is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of the Notes. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products to fund all of its operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On February 10, 2023, the Company sold BioTrack for $30.0 million consisting of $20.0 million in cash at closing and twelve unconditional monthly payments aggregating $10.0 million thereafter. As of March 31, 2023, the Company’s balance of cash and marketable securities aggregated $40 million. Additionally, the Company has proceeds receivable from the BioTrack sale of $8.8 million and principal and accrued interest on the Notes, due September 1, 2025 of $25.3 million outstanding at March 31, 2023.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities - continuing operations	$(1,201,777)	$(2,399,452)
Net cash provided by (used in) used in investing activities - continuing operations	(633,003)	160,378
Net cash used in financing activities - continuing operations	(94,599)	(13,122)
Net increase in cash and cash equivalents - continuing operations	$(1,929,379)	$(2,252,196)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $1,197,675 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily the result of decreased Adjusted EBITDA loss, partially offset by changes in deferred revenue, accounts payable and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash used in investing activities of $633,003 increased by $793,381 for the three months ended March 31, 2023 compared to cash used in investing activities of $160,378 for the three months ended March 31, 2022. This is primarily the result of an increase in net purchases of marketable securities of $21,447,703, offset by an increase in cash received from the sale of discontinued operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $94,599 for the three months ended March 31, 2023 increased by $81,477 compared to cash used in financing activities of $13,122 for the three months ended March 31, 2022. The increase was primarily related to cash used to fund income tax withholding payments on vesting of employee restricted stock which was settled by surrendering shares to the Company.

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

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. There have been no changes to these policies and estimates other than described below.

Discontinued Operations

In accordance with ASC 205-20 Discontinued Operations, the results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2022, and recorded a gain on the sale of discontinued operations, net of tax during the three months ended March 31, 2023. The Company evaluated the divestitures in accordance with ASC 205-20 and determined that transactions in aggregate represented a strategic shift that had a major impact on the Company. Accounting for discontinued operations and the related gain on sale of discontinued operations requires us to make estimates and judgements regarding the allocation of costs and net asset values to discontinued operations.

Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 was adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer) and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 30, 2023. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023 remain ineffective to the extent of the material weaknesses identified.

We have implemented several processes and control procedures in 2022, including those outlined below, to remediate the deficiencies noted above.

We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We have hired additional personnel and outside consultants to fill accounting functions and expect to hire and train additional personnel. In addition, we are in the process of implementing upgraded accounting and finance systems, which we expect will enhance our ability to implement appropriate internal controls.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that we will incur a loss and that the probable loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements based on our best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for the below.

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed their separate motions to dismiss on June 1, 2022, and briefing of those motions was completed on July 13, 2022. Although the motions are still pending, the Court ordered the parties to begin discovery. Written discovery, which commenced in July 2022, is ongoing. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

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

10.2
License Agreement, dated February 10, 2023, by and among the Company, Helix Technologies, Inc., BT Assets Group, Inc. and Bio-Tech Medical Software, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*          Filed with this Quarterly Report on Form 10‑Q.
+          Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)