Form 10-Q
period 2023-06-30
Forian Inc.
filed 2023-08-11
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of August 9, 2023, there were 32,580,660 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

Item 1.	Financial Statements and Supplementary Unaudited Data

	June 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,902,446	$2,795,743
Marketable securities	38,344,436	17,396,487
Accounts receivable, net	3,839,828	1,809,028
Proceeds receivable from sale of discontinued operations, net	6,501,708	—
Contract assets	1,810,342	2,252,958
Prepaid expenses	968,130	835,786
Other assets	700,300	432,338
Current assets of discontinued operations	—	1,393,688
Total current assets	55,067,190	26,916,028

Property and equipment, net	96,836	75,030
Right of use assets, net	20,836	32,560
Deposits and other assets	164,369	196,675
Non-current assets of discontinued operations	—	19,037,874
Total assets	$55,349,231	$46,258,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	921,542	316,105
Accrued expenses	4,824,236	3,766,789
Short-term operating lease liabilities	20,836	21,600
Warrant liability	2,053	4,547
Deferred revenues	3,262,763	2,581,287
Current liabilities of discontinued operations	—	1,662,247
Total current liabilities	9,031,430	8,352,575

Long-term liabilities:
Long-term operating lease liabilities	—	10,960
Convertible notes payable, net of debt issuance costs (Note 10) ($6,000,000 in principal is held by a related party. Refer to Note 13)	25,525,762	25,106,547
Non-current liabilities of discontinued operations	—	365,609
Total long-term liabilities	25,525,762	25,483,116

Total liabilities	34,557,192	33,835,691

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,452,051 issued and outstanding as of June 30, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,452	32,251
Additional paid-in capital	74,176,035	71,182,326
Accumulated deficit	(53,416,448)	(58,792,101)
Total stockholders’ equity	20,792,039	12,422,476
Total liabilities and stockholders’ equity	$55,349,231	$46,258,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$4,893,542	$3,602,913	$9,763,929	$7,137,774

Costs and Expenses:
Cost of revenues	1,276,712	1,271,402	2,528,927	2,514,432
Research and development	304,187	1,419,519	835,876	2,509,398
Sales and marketing	1,237,327	1,003,104	2,433,519	1,823,698
General and administrative	3,548,599	3,820,730	7,188,425	9,094,698
Separation expenses	—	—	599,832	5,417,043
Depreciation and amortization	15,257	16,334	53,687	31,683
Total costs and expenses	6,382,082	7,531,089	13,640,266	21,390,952

Loss From Continuing Operations	(1,488,540)	(3,928,176)	(3,876,337)	(14,253,178)

Other Income (Expense):
Change in fair value of warrant liability	8,053	114,776	2,494	334,616
Interest and investment income	637,032	18,916	1,019,954	22,711
Interest expense	(210,758)	(208,648)	(419,214)	(419,981)
Total other income, net	434,327	(74,956)	603,234	(62,654)

Loss from continuing operations before income taxes	(1,054,213)	(4,003,132)	(3,273,103)	(14,315,832)
Income tax expense	(36,187)	(5,000)	(66,096)	(10,000)
Loss from continuing operations, net of tax	(1,090,400)	(4,008,132)	(3,339,199)	(14,325,832)

Loss from discontinued operations	—	(1,425,413)	(94,427)	(3,163,960)
Gain on sale of discontinued operations	—	—	11,531,849	202,159
Income tax effect on discontinued operations	(32,426)	—	(2,722,570)	—
(Loss) Income from discontinued operations, net of tax	$(32,426)	$(1,425,413)	$8,714,852	$(2,961,801)

Net (Loss) Income	$(1,122,826)	$(5,433,545)	$5,375,653	$(17,287,633)

Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.03)	$(0.13)	$(0.10)	$(0.45)
Discontinued operations	$—	$(0.04)	$0.27	$(0.09)
Net (loss) income per share - basic and diluted	$(0.03)	$(0.17)	$0.17	$(0.54)

Weighted-average shares outstanding - basic and diluted	32,260,992	31,984,208	32,369,904	31,921,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	199,824	200	(127,557)	—	(127,357)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock based compensation expense	—	—	—	—	3,121,267	—	3,121,267
Net income	—	—	—	—	—	5,375,653	5,375,653
Balance at June 30, 2023	—	$—	32,452,051	$32,452	$74,176,035	$(53,416,448)	$20,792,039

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	263,743	264	(58,349)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Stock based compensation expense	—	—	—	—	9,670,778	—	9,670,778
Net loss	—	—	—	—	—	(17,287,633)	(17,287,633)
Balance at June 30, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2023	—	$—	32,418,842	$32,419	$72,668,484	$(52,293,622)	$20,407,281
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	33,209	33	(32,791)	—	(32,758)
Stock based compensation expense	—	—	—	—	1,540,342	—	1,540,342
Net loss	—	—	—	—	—	(1,122,826)	(1,122,826)
Balance at June 30, 2023	—	$—	32,452,051	$32,452	$74,176,035	$(53,416,448)	$20,792,039

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at April 1, 2022	—	$—	31,928,701	$31,929	$65,864,050	$(44,674,218)	$21,221,761
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	108,196	108	(58,193)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Stock based compensation expense	—	—	—	—	1,766,194	—	1,766,194
Net loss	—	—	—	—	—	(5,433,545)	(5,433,545)
Balance at June 30, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$5,375,653	$(17,287,633)
Less: Income (loss) from discontinued operations	8,714,852	(2,961,801)
Loss from continuing operations	(3,339,199)	(14,325,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,687	31,683
Amortization on right of use asset	11,724	801
Amortization of debt issuance costs	2,667	2,666
Amortization of discount - proceeds from sale of discontinued operations	(245,041)	—
Accrued interest on convertible notes	416,548	417,315
Realized and unrealized gain on marketable securities	(767,533)	(22,043)
Stock-based compensation expense	3,368,575	8,988,172
Change in fair value of warrant liability	(2,494)	(334,616)
Change in operating assets and liabilities:
Accounts receivable	(2,030,800)	(475,568)
Contract assets	442,616	(689,281)
Prepaid expenses	(132,344)	(250,660)
Changes in lease liabilities during the year	(11,724)	(801)
Deposits and other assets	(235,656)	544,571
Accounts payable	605,437	200,371
Accrued expenses	(236,088)	(266,399)
Deferred revenues	681,476	1,793,532
Net cash used in operating activities - continuing operations	(1,418,149)	(4,386,089)
Net cash used in operating activities - discontinued operations	(59,075)	(1,355,306)
Net cash used in operating activities	(1,477,224)	(5,741,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	(45,367)
Purchase of marketable securities	(61,573,237)	(23,959,558)
Sale of marketable securities	41,392,821	24,799,107
Net cash from sale of discontinued operations	21,967,193	225,577
Net cash provided by investing activities - continuing operations	1,711,284	1,019,759
Net cash used in investing activities - discontinued operations	—	(1,654,163)
Net cash used in (provided by) investing activities	1,711,284	(634,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and financing arrangements	—	(13,122)
Payment of employee withholding tax related to restricted stock units	(127,357)	(58,085)
Net cash used in financing activities - continuing operations	(127,357)	(71,207)
Net cash used in financing activities	(127,357)	(71,207)

Net change in cash	106,703	(6,447,006)

Cash and cash equivalents, beginning of period	2,795,743	17,938,490

Cash and cash equivalents, end of period	$2,902,446	$11,491,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$1,423,000	$2,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack, on March 3, 2022, Helix completed the sale of the assets of its security monitoring business, and on October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses together are referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries. For further discussion on the discontinued operations, refer to Note 4.

Note 2	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2023. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries including Helix TCS, LLC (through December 31, 2022), Security Consultants Group, LLC (through December 31, 2022), Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), Bio-Tech Medical Software, Inc (through February 10, 2023), and Engeni, LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni, LLC) (through October 31, 2022). Effective October 31, 2022, 100% of the outstanding membership interest of Engeni, LLC held by Helix was sold. Effective December 31, 2022, (i) Security Consultants Group, LLC was merged with and into Helix TCS, LLC and (ii) Helix TCS, LLC was merged with and into Helix Legacy, Inc. On February 10, 2023, 100% of the outstanding capital stock of Bio-Tech Medical Software, Inc. was sold. All intercompany transactions have been eliminated in consolidation.

Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack.

On March 3, 2022, the Company sold certain assets, consisting of customer contracts, accounts receivable, and other property related to its security monitoring services. On October 31, 2022, the Company sold 100% of its outstanding membership interest of Engeni, LLC for a note with payments of up to $100,000 if certain conditions are met.

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2023 and 2022, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses as other income or expense. The Company sold all of the assets of its operations in Argentina, Engeni LLC and Engeni SA, during October 2022. The financial results of the Company’s Argentina operations are included in discontinued operations for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, sales in Argentina, which are included in discontinued operations, were less than 1% of the Company’s consolidated sales. The hyperinflationary conditions did not have a material impact on the Company’s business during the three and six months ended June 30, 2022.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of June 30, 2023 and December 31, 2022 was $2,053 and $4,547, respectively, based on Level 3 inputs. Refer to Note 9.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $0 and $78,422 at June 30, 2023 and December 31, 2022, respectively.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds from sale of discontinued operations, net

Proceeds from sale of discontinued operations consists of eight remaining monthly payments due through February 10, 2024 resulting from the sale of BioTrack, aggregating $6,666,667, less an unamortized discount of $164,958. The Company recognized $190,000 and $245,041 of amortization of the $410,000 discount in interest and investment income for the three and six months ended June 30, 2023, respectively.

Long-Lived Assets, Including Definite Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of customer relationships, software technology and trade names. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually.

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

All of the Company’s previously reported goodwill related to discontinued operations and has been classified as non-current assets of discontinued operations at December 31, 2022. See Note 4 – Discontinued Operations.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it does not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $654,489, $1,306,251, $377,276, and $754,466 for the three and six months ended June 30, 2023 and 2022, respectively. The Company has outstanding accounts receivable from this customer of $1,331,759 and $469,786 at June 30, 2023 and December 31, 2022, respectively. See Note 17.

 Contract assets and deferred revenues consist of the following as of June 30, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2022	$70,278	$986,613	$1,056,891	$637,563
Beginning deferred revenue balance recognized during the period	—	—	—	(637,562)
Net change due to timing of billings, payments and recognition	87,738	1,108,329	1,196,067	2,581,286
Balance at December 31, 2022	158,016	2,094,942	2,252,958	2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,168,625)
Net change due to timing of billings, payments and recognition	69,183	(511,799)	(442,616)	2,850,101
Balance at June 30, 2023	$227,199	$1,583,143	$1,810,342	$3,262,763

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	June 30, 2023	December 31, 2022
Estimated next twelve months	$16,980,376	$15,790,233
Thereafter	22,499,147	22,192,028
Total	$39,479,523	$37,982,261

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

Customer Concentration

During the three and six months ended June 30, 2023 and 2022, the Company had two customers representing 13.4% and 12.6% of revenue. At June 30, 2023, the Company had three customers representing 34.7%, 14.3% and 11.8% of accounts receivable.

During the three months ended June 30, 2022, the Company had two customers representing 17.0% and 10.5% of revenue. During the six months ended June 30, 2022, the Company had three customers representing 15.8%, 10.6% and 10.3% of revenue. At December 31, 2022, the Company had three customers representing 25.9%, 14.8% and 14.6% of accounts receivable.

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

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and six months ended June 30, 2023 and 2022.

Software Development Costs

The Company accounts for costs incurred in the development of computer software in accordance with ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software and ASC Subtopic 985-20, Software Costs of Software to be Sold, Leased or Marketed. Product development costs are primarily related to Company personnel and contractors for design and evaluating software development, testing, bug fixes and other maintenance activities. Product development costs incurred in the application development stage for internal use software are subject to capitalization and subsequent amortization, and possible impairment. The Company begins to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software would be used as intended. Capitalization ceases upon completion of all substantial testing. Such costs are amortized when placed in service, on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Product development costs not pertaining to the application development stage are expensed as incurred.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $20,294, $35,419, $0 and $2,000 for the three and six months ended June 30, 2023 and 2022, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of ordinary shares or ordinary stock equivalents outstanding during the applicable period. The dilutive effect of ordinary stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number”, which is loss from continuing operations. Employee equity share options and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in ordinary shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

The provision for income taxes represents Federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax benefit of R&D credits, and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

For the three and six months ended June 30, 2023 and 2022, the Company recognized net income tax expense of $36,187, $66,096, $5,000 and $10,000, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations during the for the six months ended June 30, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,722,570 after utilization of federal and state net operating losses during the six months ended June 30, 2023. Income taxes related to discontinued operations for the three months ended June 30, 2023 result from adjustments to estimates impacting intraperiod tax allocations.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of June 30, 2023, the Company is not subject to examination in any tax jurisdictions.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. Regarded as the reduced version of the proposed Build Back Better Act, the IRA contains two main corporate income tax provisions, including a 15% minimum tax on the average annual adjusted financial statement income of corporations with profits over $1 billion over a three-year period, as well as a 1% excise tax on the corporate stock buybacks by domestic publicly traded corporations. The Company is currently evaluating the impact of the IRA on its financial statements for tax year 2023 but does not expect a material impact to the Company’s tax position.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the six months ended June 30, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock. There were no such expenses incurred for the three months ended June 30, 2023.

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

In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

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

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30.0 million, consisting of $20.0 million paid at closing and $10.0 million paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, sold its Argentinian subsidiary, Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and related industries.

The Company recognized a gain on sale of BioTrack of $11,531,849 and a loss from discontinued operations of $94,427 during the six months ended June 30, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $32,426 and $2,722,570 during the three and six months ended June 30, 2023, respectively.

The Company recorded a gain on the sale of assets related to its security monitoring business of $202,159 during the six months ended June 30, 2022. The amount was reclassified to discontinued operations in 2023 as it was part of a strategic shift which became significant to the Company’s operations upon the sale of BioTrack.

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

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$—	$2,495,901	$1,121,677	$4,770,134
Services	—	399,655	179,798	828,361
Other	—	35,788	—	189,267
Total revenues	—	2,931,344	1,301,475	5,787,762

Costs and Expenses:
Cost of revenues	—	1,508,257	699,015	2,873,484
Research and development	—	810,689	160,164	1,800,725
Sales and marketing	—	505,637	35,005	1,064,981
General and administrative	—	1,183,347	129,283	2,326,271
Depreciation and amortization	—	587,788	372,435	1,178,113
Total costs and expenses	—	4,595,718	1,395,902	9,243,574

Loss from discontinued operations for Helix Businesses	—	(1,664,374)	(94,427)	(3,455,812)

Other Income (Expense):
Interest and investment income	—	37	—	730
Interest expense	—	(14,928)	—	(40,706)
Foreign currency related gains, net	—	253,852	—	331,828
Total other income, net	—	238,961	—	291,852

Net loss from discontinued operations for Helix Businesses before income taxes	—	(1,425,413)	(94,427)	(3,163,960)
Gain on sale of discontinued operations	—	—	11,531,849	202,159
Income tax expense	(32,426)	—	(2,722,570)	—

Net gain (loss) from discontinued operations, net of tax for Helix Businesses	$(32,426)	$(1,425,413)	$8,714,852	$(2,961,801)

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of June 30, 2023 and December 31, 2022, marketable securities consisted of the following:

	June 30, 2023	December 31, 2022
United States Treasury Bills
Cost	$37,849,427	$17,234,633
Fair Market Value	$38,344,436	$17,396,487

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of June 30, 2023 and December 31, 2022, the Company’s balance sheet reflected prepaid expenses of $968,130 and $835,786, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of June 30, 2023 are amounts receivable from employees totaling $267,644.

Note 7	PROPERTY AND EQUIPMENT, NET

As of June 30, 2023 and December 31, 2022, property and equipment were comprised of the following:

	June 30, 2023	December 31, 2022
Personal computing equipment	$94,521	$160,079
Office equipment and capitalized software	73,260	7,991
Total	167,781	168,070
Less: Accumulated depreciation	(70,945)	(93,040)
Property and equipment, net	$96,836	$75,030

Note 8	ACCRUED EXPENSES

As of June 30, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	June 30, 2023	December 31, 2022
Accrued salary, commission and bonus	$1,777,924	$2,112,482
Income taxes payable	1,390,170	—
Accrued expenses	1,656,142	1,654,307
Total	$4,824,236	$3,766,789

Note 9	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of June 30, 2023 and 2022, the Company had 55,121 and 92,058 warrants outstanding classified as liabilities, respectively. During the six months ended June 30, 2023, 36,936 warrants expired.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy,  was calculated using the Black-Scholes model and the following inputs:

	As of June 30, 2023	As of December 31, 2022
Fair value of Company's common stock	$2.45	$2.73
Dividend yield	0%	0%
Expected volatility	65% - 89%	76% - 92%
Risk free interest rate	5.14% - 5.45%	4.34% - 4.75%
Expected life (years)	0.76	0.91
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$2,053	$4,547

The change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model and the following inputs:

Amount
Balance as of January 1, 2023	$4,547

Change in fair value of warrant liability	(2,494)

Balance as of June 30, 2023	$2,053

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(334,616)

Balance as of June 30, 2022	$34,618

Amount
Balance as of April 1, 2023	$10,106

Change in fair value of warrant liability	(8,053)

Balance as of June 30, 2023	$2,053

Amount
Balance as of April 1, 2022	$149,394

Change in fair value of warrant liability	(114,776)

Balance as of June 30, 2022	$34,618

Note 10	CONVERTIBLE NOTES

	June 30, 2023	December 31, 2022
Principal outstanding	$24,000,000	$24,000,000
Add: accrued interest	1,537,315	1,120,767
Less: unamortized debt issuance costs	(11,553)	(14,220)
Convertible note payable, net of debt issuance costs	$25,525,762	$25,106,547

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $209,425, $416,548, $207,315 and $417,315 for the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and  are being amortized over the term of the Notes. During the three and six months ended June 30, 2023 and 2022, the Company recognized $1,333, $2,667, $1,333 and $2,666 in amortization of debt issuance costs, respectively.

Note 11	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted Company common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	1,146,131	$1.28
Issued	—	11.71
Vested	(474,768)	0.03
Canceled	(120,105)	12.18
Unvested at December 31, 2022	551,258	3.28
Issued	570,000	3.79
Vested	(234,999)	4.68
Canceled	(20,653)	0.16
Unvested at June 30, 2023	865,606	$3.31

The 865,606 of unvested awards at June 30, 2023 consisted of 128,608 restricted stock units and 736,998 shares of restricted stock.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. The value attributable to service subsequent to the business combination is recognized as compensation cost by the Company.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options outstanding at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.98 to $15.61	$2.98 to $15.61
Dividend yield	0%	0%
Expected volatility	83% to 188%	83% to 188%
Risk Free interest rate	0.27% to 4.52%	0.27% to 4.52%
Expected life (years) remaining	0.01 to 9.62	0.01 to 9.62

Stock option activity for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.14
Exercised	(33,334)	$2.47	2.55
Forfeited and expired	(1,233,081)	$13.87	8.12
Outstanding at December 31, 2022	3,983,808	$10.53	8.23
Granted	1,097,500	$3.71	8.45
Exercised	(2,452)	$8.34	8.34
Forfeited and expired	(1,528,312)	$12.60	7.70
Outstanding at June 30, 2023	3,550,544	$7.54	8.54
Vested options at June 30, 2023	2,076,200	$12.59	6.69

The weighted average exercise price and remaining contractual life of exercisable options as of June 30, 2023 is $7.54 and 8.54 years, respectively. The total aggregate intrinsic value of the exercisable options as of June 30, 2023 was approximately $25,482.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $3.42 and $6.17 for the six months ended June 30, 2023 and 2022, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the six months ended June 30, 2023 includes $349,832 related to the accelerated vesting of stock.

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

At June 30, 2023, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $13,823,992, which the Company expects to recognize over a weighted-average period of approximately 2.86 years. Stock compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Services	$34,272	$36,975	$72,198	$56,604
Research and development	36,964	86,491	75,156	133,932
Sales and marketing	49,915	188,728	103,917	240,549
General and administrative	1,419,191	1,062,000	2,767,472	3,140,044
Separation expenses	—	—	349,832	5,417,043
Subtotal	1,540,342	1,374,194	3,368,575	8,988,172
Discontinued operations	—	392,000	(247,308)	682,606
Total	$1,540,342	$1,766,194	$3,121,267	$9,670,778

Total intrinsic value of options exercised during the period ended June 30, 2023 was $368. The total fair value of restricted shares vested during the period ended June 30, 2023 was $106,013.

Note 12	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income:
Loss from continuing operations	$(1,090,400)	$(4,008,132)	$(3,339,199)	$(14,325,832)
(Loss) Income from discontinued operations	(32,426)	(1,425,413)	8,714,852	(2,961,801)
Net (Loss) Income	$(1,122,826)	$(5,433,545)	$5,375,653	$(17,287,633)

Basic and diluted loss from continuing operations per share attributable to common shareholders:	$(0.03)	$(0.13)	$(0.10)	$(0.45)
Basic and diluted (loss) income from discontinued operations per share:	—	(0.04)	0.27	(0.09)
Net (loss) income per common share	$(0.03)	$(0.17)	$0.17	$(0.54)

Weighted average common shares outstanding - basic and diluted	32,260,992	31,984,208	32,369,904	31,921,761

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because their inclusion would be anti-dilutive to the Company’s “control number”, which is loss from continuing operations.

	As of June 30,
	2023	2022
Potentially dilutive securities:
Warrants	65,119	119,087
Stock options	3,550,544	3,467,891
Convertible notes	2,532,330	2,453,088
Unvested Restricted Stock Awards and Units	865,610	990,584
Total	7,013,603	7,030,650

Note 13	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and six months ended June 30, 2023 and 2022 of $127,050, $176,082, $142,266 and $234,635, respectively.

On September 1, 2021, the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who holds $6,000,000 of the Notes. See Note 10 for additional information.

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

As discussed above, the Company disposed of its businesses servicing the cannabis industry in 2023, and has reclassified their historical results as discontinued operations. As such, the Company’s continuing operations are comprised of a single reportable segment providing analytic and information services to the healthcare and related industries.

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

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2023 and 2022 are as follows:

	For the Six Months Ended June 30,
	2023	2022
Cash used in operating leases	$11,412	$900
ROU assets obtained in exchange for new operating lease liabilities	$—	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	June 30, 2023	December 31, 2022
Right of use assets, net	$20,836	$32,560

Short-term operating lease liabilities	$20,836	$21,600
Long-term operating lease liabilities	—	10,960
Total lease liabilities	$20,836	$32,560
Weighted average remaining lease term (in years)	1.00	1.48
Weighted average discount rate	9.5%	9.3%

The components of lease expense were as follows for each of the periods presented, which are included in operating expenses in the condensed consolidated statements of operations:

	For the Three Months EndedJune 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$5,481	$450	$11,412	$900
Short-term lease expense	$8,067	$24,307	$12,879	$24,307
Total operating lease costs	$13,548	$24,757	$24,291	$25,207

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2023, were as follows:

June 30, 2023
2023 (remaining)	$10,962
2024	10,962
Total future minimum lease payments	$21,924
Less imputed interest	(1,088)
Total	$20,836

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of June 30, 2023:

June 30, 2023
Year ending December 31, 2023	$887,595
Year ending December 31, 2024	1,887,595
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
$4,775,190

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is currently scheduled to occur between September and December of 2023. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment/quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Written discovery, which commenced in July 2022, is ongoing. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Note 17	SUBSEQUENT EVENTS

On July 21, 2023, a customer in which the Company held an equity interest (See Note 3, Summary of Significant Accounting Policies, Revenue Recognition) was acquired. As a result, the Company received approximately $5.9 million of cash proceeds in consideration of all of its equity interest in the customer. The Company may receive additional earnout payments in 2025 and 2026 in an aggregate amount of up to approximately $3.6 million if certain conditions are met.

On August 10, 2023, the Company’s Board of Directors approved the grant of nonqualified stock options to an employee to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $2.60 per share, which amount represents the closing price of the Company’s common stock on such date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack, on March 3, 2022, Helix completed the sale of the assets of its security monitoring business, and on October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses together are referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries.

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

Depreciation and Amortization Expenses

Depreciation and Amortization relate to long lived assets used in our business. Depreciation expense relates primarily to furniture and equipment, and computers.

Results of Operations For the Three and Six Months Ended June 30, 2023 and 2022:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,893,542	$3,602,913	$9,763,929	$7,137,774
Costs and Expenses
Cost of revenues	1,276,712	1,271,402	2,528,927	2,514,432
Research and development	304,187	1,419,519	835,876	2,509,398
Sales and marketing	1,237,327	1,003,104	2,433,519	1,823,698
General and administrative	3,548,599	3,820,730	7,188,425	9,094,698
Separation expenses	—	—	599,832	5,417,043
Depreciation and amortization	15,257	16,334	53,687	31,683
Loss from continuing operations	$(1,488,540)	$(3,928,176)	$(3,876,337)	$(14,253,178)

Comparison of Three Months Ended June 30, 2023 and 2022

Revenues

Revenues for the three months ended June 30, 2023 were $4,893,542, which represented an increase of $1,290,629, or 36%, compared to revenues of $3,602,913 for the three months ended June 30, 2022. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 was $1,276,712, which represented an increase of $5,310 compared to total cost of revenues of $1,271,402 for the three months ended June 30, 2022. Cost of revenues increased at a lower rate than revenue, as many of our data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 74% for the three months ended March 31, 2023, compared to 65% for the same period in 2022.

Research and Development

Research and development expenses for the three months ended June 30, 2023 were $304,187, which represented an decrease of $1,115,332 compared to total research and development expenses of $1,419,519 for the three months ended June 30, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development resulting from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2023 were $1,237,327, which represented an increase of $234,223 compared to total sales and marketing expenses of $1,003,104 for the three months ended June 30, 2022. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $3,548,599, which represented a decrease of $272,131 compared to general and administrative expenses of $3,820,730 for the three months ended June 30, 2022. The decrease is primarily due to lower personnel costs, consulting and insurance costs.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenues

Revenues for the six months ended June 30, 2023 were $9,763,929, which represented an increase of $2,626,155, or 37%, compared to revenues of $7,137,774 for the six months ended June 30, 2022. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2023 was $2,528,927, which represented an increase of $14,495 compared to total cost of revenues of 2,514,432 for the six months ended June 30, 2022. Cost of revenues increased at a lower rate than revenue, as many of our data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 74% for the six months ended June 30, 2023, compared to 65% for the same period in 2022.

Research and Development

Research and development expenses for the six months ended June 30, 2023 were $835,876, which represented an decrease of $1,673,522 compared to total research and development expenses of $2,509,398 for the six months ended June 30, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development resulting from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2023 were $2,433,519, which represented an increase of $609,821 compared to total sales and marketing expenses of $1,823,698 for the six months ended June 30, 2022. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $7,188,425, which represented a decrease of $1,906,273 compared to general and administrative expenses of $9,094,698 for the six months ended June 30, 2022. The decrease is primarily due to lower personnel costs, consulting, insurance costs and professional fees resulting from cost synergies.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for 12 months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Separation expenses for the six months ended June 30, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the six months ended June 30, 2023 includes $250,000 related to the salary continuation. We exclude these other items from Adjusted EBITDA because we believe these costs are not recurring and not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to our employees’ activities.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$4,893,542	$3,602,913	$9,763,929	$7,137,774

Net loss from continuing operations	(1,090,400)	(4,008,132)	$(3,339,199)	$(14,325,832)

Depreciation and amortization	15,257	16,334	53,687	31,683
Stock based compensation expense	1,540,342	1,374,194	3,368,575	8,988,172
Change in fair value of warrant liability	(8,053)	(114,776)	(2,494)	(334,616)
Interest and investment income	(637,032)	(18,916)	(1,019,954)	(22,711)
Interest expense	210,758	208,648	419,214	419,981
Severance expense	—	—	250,000	—
Income tax expense	36,187	5,000	66,096	10,000

Adjusted EBITDA - continuing operations	$67,059	$(2,537,648)	$(204,075)	$(5,233,323)

For the Three Months Ended June 30, 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended June 30, 2023 was $67,059 compared to a loss of $2,537,648 for the three months ended June 30, 2022, an increase of $2,604,707. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above.

For the Six Months Ended June 30, 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the six months ended June 30, 2023 was a loss of $204,075 compared to a loss of $5,233,323 for the six months ended June 30, 2022, a decrease of $5,029,248. The decrease is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to scaling our research and development, sales and marketing, and management infrastructure. The Company’s operations have been financed primarily from the cash proceeds received from equity issuances and the issuance of the Notes. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, debt financing, and/or additional equity issuances. To date, the Company has not generated sufficient revenues from the licensing of information products to fund all of its operating expenses and as a result the Company has incurred losses and generated negative cash flows from operations since inception. On February 10, 2023 the Company sold BioTrack for $30.0 million consisting of $20.0 million in cash at closing and twelve unconditional monthly payments aggregating $10.0 million thereafter. As of June 30, 2023, the Company’s balance of cash and marketable securities aggregated $41.2 million. Additionally the Company has proceeds receivable from the BioTrack sale of $6.7 million and principal and accrued interest on the Notes, due September 1, 2025, of $25.5 million outstanding at June 30, 2023.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities - continuing operations	$(1,418,149)	$(4,386,089)
Net cash provided by investing activities - continuing operations	1,711,284	1,019,759
Net cash used in financing activities - continuing operations	(127,357)	(71,207)
Net increase in cash and cash equivalents - continuing operations	$165,778	$(3,437,537)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $2,967,940 for the six months ended June 30, 2023 compared to the for the six months ended June 30, 2023. The decrease was primarily the result of a decreased Adjusted EBITDA loss, partially offset by changes in deferred revenue, accounts payable and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash provided by investing activities of $1,711,284 increased by $691,525 for the six months ended June 30, 2022 compared to cash used in investing activities of $1,019,759 for the for the six months ended June 30, 2023. This is primarily the result of an increase in net purchases of marketable securities, offset by an increase in cash received from the sale of discontinued operations.

Net Cash Used in Financing Activities

Net cash used in financing activities of $127,357 for the six months ended June 30, 2022 increased by $56,150 compared to cash used in financing activities of $71,207 for the for the six months ended June 30, 2023. The increase was primarily related to cash used to fund income tax withholding payments on vesting of employee restricted stock which was settled by surrendering shares to the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer) and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 30, 2023. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023 remain ineffective to the extent of the material weaknesses identified.

We have implemented several processes and control procedures in 2022 and 2023, including those outlined below, to remediate the deficiencies noted above.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is currently scheduled to occur between September and December of 2023. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Written discovery, which commenced in July 2022, is ongoing. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2023.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)