Form 10-Q
period 2023-09-30
Forian Inc.
filed 2023-11-09
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of November 8, 2023, there were 30,975,511 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

Item 1.	Financial Statements and Supplementary Unaudited Data

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$5,377,079	$2,795,743
Marketable securities	43,585,724	17,396,487
Accounts receivable, net	2,918,533	1,809,028
Proceeds receivable from sale of discontinued operations, net	4,097,872	—
Contract assets	1,269,459	2,252,958
Prepaid expenses	870,328	835,786
Other assets	369,616	432,338
Current assets of discontinued operations	—	1,393,688
Total current assets	58,488,611	26,916,028

Property and equipment, net	86,238	75,030
Right of use assets, net	15,810	32,560
Deposits and other assets	201,630	196,675
Non-current assets of discontinued operations	—	19,037,874
Total assets	$58,792,289	$46,258,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	259,792	316,105
Accrued expenses	4,431,172	3,766,789
Short-term operating lease liabilities	15,810	21,600
Warrant liability	459	4,547
Deferred revenues	2,753,619	2,581,287
Current liabilities of discontinued operations	—	1,662,247
Total current liabilities	7,460,852	8,352,575

Long-term liabilities:
Long-term operating lease liabilities	—	10,960
Convertible notes payable, net of debt issuance costs (Note 10) ($6,000,000 in principal is held by a related party. Refer to Note 13)	24,665,944	25,106,547
Non-current liabilities of discontinued operations	—	365,609
Total long-term liabilities	24,665,944	25,483,116

Total liabilities	32,126,796	33,835,691

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,488,811 issued and outstanding as of September 30, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,489	32,251
Additional paid-in capital	75,707,361	71,182,326
Accumulated deficit	(49,074,357)	(58,792,101)
Total stockholders’ equity	26,665,493	12,422,476
Total liabilities and stockholders’ equity	$58,792,289	$46,258,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$5,348,469	$4,310,694	$15,112,398	$11,448,468

Costs and Expenses:
Cost of revenues	1,362,555	1,339,054	3,891,482	3,853,486
Research and development	264,781	806,108	1,100,657	3,315,506
Sales and marketing	1,313,212	1,080,660	3,746,731	2,904,358
General and administrative	3,204,591	3,908,460	10,393,016	13,003,158
Separation expenses	—	—	599,832	5,417,043
Depreciation and amortization	10,598	16,916	64,285	48,599
Total costs and expenses	6,155,737	7,151,198	19,796,003	28,542,150

Operating loss From Continuing Operations	(807,268)	(2,840,504)	(4,683,605)	(17,093,682)

Other Income (Expense):
Change in fair value of warrant liability	1,594	8,539	4,088	343,155
Interest and investment income	646,832	88,972	1,666,786	111,683
Gain on sale of investment	5,805,858	—	5,805,858	—
Interest expense	(211,333)	(213,060)	(630,547)	(633,041)
Gain on debt redemption	111,151	—	111,151	—
Total other income, net	6,354,102	(115,549)	6,957,336	(178,203)

Income (loss) from continuing operations before income taxes	5,546,834	(2,956,053)	2,273,731	(17,271,885)
Income tax expense	(93,191)	(10,000)	(159,287)	(20,000)
Income (loss) from continuing operations, net of tax	5,453,643	(2,966,053)	2,114,444	(17,291,885)

Loss from discontinued operations	—	(2,161,571)	(94,427)	(5,325,531)
Gain on sale of discontinued operations	—	—	11,531,849	202,159
Income tax effect on discontinued operations	(1,111,552)	—	(3,834,122)	—
(Loss) Income from discontinued operations, net of tax	$(1,111,552)	$(2,161,571)	$7,603,300	$(5,123,372)

Net Income (Loss)	$4,342,091	$(5,127,624)	$9,717,744	$(22,415,257)

Net income (loss) per share:
Basic
Continuing operations	$0.17	$(0.09)	$0.07	$(0.54)
Discontinued operations	$(0.03)	$(0.07)	$0.23	$(0.16)
Net income (loss) per share - basic	$0.14	$(0.16)	$0.30	$(0.70)

Diluted
Continuing operations	$0.16	$(0.09)	$0.07	$(0.54)
Discontinued operations	$(0.03)	$(0.07)	$0.23	$(0.16)
Net income (loss) per share - diluted	$0.13	$(0.16)	$0.30	$(0.70)

Weighted-average shares outstanding - basic	32,459,838	32,088,358	32,397,090	31,978,719

Weighted-average shares outstanding - diluted	35,068,716	32,088,358	32,503,359	31,978,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	236,584	237	(148,228)	—	(147,991)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock based compensation expense	—	—	—	—	4,673,264	—	4,673,264
Net income	—	—	—	—	—	9,717,744	9,717,744
Balance at September 30, 2023	—	$—	32,488,811	$32,489	$75,707,361	$(49,074,357)	$26,665,493

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	339,742	340	(58,425)	—	(58,085)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	16,990	17	(17)	—	—
Stock based compensation expense	—	—	—	—	11,634,022	—	11,634,022
Net loss	—	—	—	—	—	(22,415,257)	(22,415,257)
Balance at September 30, 2022	—	$—	32,138,000	$32,138	$69,535,194	$(55,235,387)	$14,331,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2023	—	$—	32,452,051	$32,452	$74,176,035	$(53,416,448)	$20,792,039
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	36,760	37	(20,671)	—	(20,634)
Stock based compensation expense	—	—	—	—	1,551,997	—	1,551,997
Net loss	—	—	—	—	—	4,342,091	4,342,091
Balance at September 30, 2023	—	$—	32,488,811	$32,489	$75,707,361	$(49,074,357)	$26,665,493

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at July 1, 2022	—	$—	32,045,011	$32,045	$67,572,043	$(50,107,763)	$17,496,325
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	75,999	76	(76)	—	—
Issuance of Forian common stock upon exercise of stock options	—	—	16,990	17	(17)	—	—
Stock based compensation expense	—	—	—	—	1,963,244	—	1,963,244
Net loss	—	—	—	—	—	(5,127,624)	(5,127,624)
Balance at September 30, 2022	—	$—	32,138,000	$32,138	$69,535,194	$(55,235,387)	$14,331,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,717,744	$(22,415,257)
Less: Income (loss) from discontinued operations	7,603,300	(5,123,372)
Income (loss) from continuing operations	2,114,444	(17,291,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities - continuing operations:
Depreciation and amortization	64,285	48,599
Amortization on right of use asset	16,750	1,211
Amortization of debt issuance costs	3,999	3,999
Amortization of discount - proceeds from sale of discontinued operations	(341,205)	—
Accrued interest on convertible notes	626,549	629,041
Realized and unrealized gain on marketable securities	(1,318,083)	(110,914)
Gain on sale of investment	(5,805,858)	—
Gain on debt redemption	(111,151)	—
Stock-based compensation expense	4,920,572	10,581,021
Change in fair value of warrant liability	(4,088)	(343,155)
Change in operating assets and liabilities:
Accounts receivable	(1,109,505)	(1,924,218)
Contract assets	983,499	(921,290)
Prepaid expenses	(34,542)	(183,050)
Changes in lease liabilities during the year	(16,750)	34,008
Deposits and other assets	57,767	468,833
Accounts payable	(56,313)	195,084
Accrued expenses	1,224,648	527,580
Deferred revenues	172,332	1,509,639
Net cash provided by (used in) operating activities - continuing operations	1,387,350	(6,775,497)
Net cash used in operating activities - discontinued operations	(59,075)	(2,375,789)
Net cash provided by (used in) operating activities	1,328,275	(9,151,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	(45,367)
Purchase of marketable securities	(103,468,975)	(42,929,102)
Sale of marketable securities	78,597,821	36,392,416
Proceeds from sale of investment	5,805,858	—
Net cash from sale of discontinued operations	21,501,841	225,575
Net cash provided by (used in) investing activities - continuing operations	2,361,052	(6,356,478)
Net cash used in investing activities - discontinued operations	—	(1,650,569)
Net cash provided by (used in) investing activities	2,361,052	(8,007,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and financing arrangements	—	(13,122)
Payment of employee withholding tax related to restricted stock units	(147,991)	(58,085)
Cash used to redeem convertible notes	(960,000)	—
Net cash used in financing activities - continuing operations	(1,107,991)	(71,207)
Net cash used in financing activities	(1,107,991)	(71,207)

Net change in cash	2,581,336	(17,229,540)

Cash and cash equivalents, beginning of period	2,795,743	17,938,490

Cash and cash equivalents, end of period	$5,377,079	$708,950

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,276,800	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2023. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries including Helix TCS, LLC (through December 31, 2022), Security Consultants Group, LLC (through December 31, 2022), Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), Bio-Tech Medical Software, Inc. (through February 10, 2023), and Engeni, LLC (including Engeni S.A. (“Engeni SA”), which is 99% owned by Engeni, LLC) (through October 31, 2022). Effective October 31, 2022, 100% of the outstanding membership interest of Engeni, LLC held by Helix was sold. Effective December 31, 2022, (i) Security Consultants Group, LLC was merged with and into Helix TCS, LLC and (ii) Helix TCS, LLC was merged with and into Helix Legacy, Inc. On February 10, 2023, 100% of the outstanding capital stock of Bio-Tech Medical Software, Inc. was sold. All intercompany transactions have been eliminated in consolidation.

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

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2023 and 2022, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses recorded as other income or expense. The Company sold all of the assets of its operations in Argentina, Engeni LLC and Engeni SA, during October 2022. The financial results of the Company’s Argentina operations are included in discontinued operations for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, sales in Argentina, which are included in discontinued operations, were less than 1% of the Company’s consolidated sales. The hyperinflationary conditions did not have a material impact on the Company’s business during the three and nine months ended September 30, 2022.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of September 30, 2023 and December 31, 2022 was $459 and $4,547, respectively, based on Level 3 inputs. Refer to Note 9.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $0 and $78,422 at September 30, 2023 and December 31, 2022, respectively.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

Proceeds from sale of discontinued operations consists of five remaining monthly payments due through February 10, 2024 resulting from the sale of BioTrack, aggregating $4,166,667, less an unamortized discount of $68,795. The Company recognized $96,164 and $341,205 of amortization of the $410,000 discount in interest and investment income for the three and nine months ended September 30, 2023.

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

Under ASC 606, the Company recognizes revenue when (or as) customers obtain control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. The Company applies the provisions of ASC 606 to an arrangement when a substantive contract exists, and collectability is probable.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it does not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $647,131, $1,953,382, $391,429, and $1,145,896 for the three and nine months ended September 30, 2023 and 2022, respectively. The Company has outstanding accounts receivable from this customer of $678,405 and $469,786 at September 30, 2023 and December 31, 2022, respectively. See Note 17.

On July 21, 2023 the customer merged with Vox Merger Sub, Inc. As a result of the merger, Forian received $5,805,858 of cash proceeds, net of holdbacks, in consideration for all of its equity interest in the customer. Forian may receive additional earnout payments in 2025 and 2026 in an aggregate amount of up to approximately $3,600,000 if certain conditions are met.

 Contract assets and deferred revenues consist of the following as of September 30, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2022	$70,278	$986,613	$1,056,891	$637,563
Beginning deferred revenue balance recognized during the period	—	—	—	(637,562)
Net change due to timing of billings, payments and recognition	87,738	1,108,329	1,196,067	2,581,286
Balance at December 31, 2022	158,016	2,094,942	2,252,958	2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,483,339)
Net change due to timing of billings, payments and recognition	69,687	(1,053,186)	(983,499)	2,655,671
Balance at September 30, 2023	$227,703	$1,041,756	$1,269,459	$2,753,619

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	September 30, 2023	December 31, 2022
Estimated next twelve months	$16,646,509	$15,790,233
Thereafter	20,928,007	22,192,028
Total	$37,574,516	$37,982,261

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

Customer Concentration

During the three months ended September 30, 2023, the Company had two customers representing 12.1% and 11.5% of revenue. During the nine months ended September 30, 2023, the Company had two customers representing 12.9% and 12.2% of revenue. At September 30, 2023 the Company had four customers representing 23.2%, 14.0%, 13.3%, and 10.9% of accounts receivable.

During the three months ended September 30, 2022, the Company had two customers representing 14.3% and 16.4% of revenue. During the nine months ended September 30, 2022, the Company had three customers representing 15.2%, 10.6% and 10.0% of revenue. At December 31, 2022 the Company had three customers representing 25.9%, 14.8% and 14.6% of accounts receivable.

Concentration of Vendors

The Company licenses certain information assets from third parties as a key input to certain Information and Software products. Any disruptions associated with these suppliers could have a material short-term impact on the business while alternate sources are secured.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which are 1 to 7 years. Maintenance and repairs are charged to operations as incurred.

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and nine months ended September 30, 2023 and 2022.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $9,655, $45,075, $300 and $2,250 for the three and nine months ended September 30, 2023 and 2022, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of ordinary shares or ordinary stock equivalents outstanding during the applicable period. The dilutive effect of ordinary stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number”, which is loss from continuing operations. Convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in ordinary shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

For the three and nine months ended September 30, 2023 and 2022, the Company recognized net income tax expense of $93,191, $159,287, $10,000 and $20,000, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations during the for the nine months ended September 30, 2023 which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $3,834,122 after utilization of federal and state net operating losses during the nine months ended September 30, 2023. Income taxes related to discontinued operations for the three months ended September 30, 2023 result from adjustments to estimates impacting intraperiod tax allocations.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of September 30, 2023, the Company is not subject to examination in any tax jurisdictions.

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

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the nine months ended September 30, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack in exchange for $30.0 million, consisting of $20.0 million paid at closing and $10.0 million paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, sold its Argentinian subsidiary Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and related industries.

The Company recognized a gain on sale of BioTrack of $11,531,849 and a loss from discontinued operations of $94,427 during the nine months ended September 30, 2023 which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $1,111,552 and $3,834,122 during the three and nine months ended September 30, 2023, respectively.

The Company recorded a gain on the sale of assets related to its security monitoring business of $202,159 during the nine months ended September 30, 2022. The amount was reclassified to discontinued operations in 2023 as it was part of a strategic shift which became significant to the Company’s operations upon the sale of BioTrack.

The following table summarizes the major classes of assets and liabilities of the Helix Businesses as reported on the consolidated balance sheets as of December 31, 2022:

December 31, 2022
Carrying amounts of assets associated with Helix Businesses included as part of discontinued operations:
Cash and cash equivalents	$524,155
Accounts receivable, net	738,510
Prepaid expenses	131,023
Current assets of discontinued operations	$1,393,688

Property and equipment, net	$2,500,376
Intangible assets, net	6,775,841
Goodwill	9,099,372
Right of use assets, net	603,636
Deposits and other assets	58,649
Non-current assets of discontinued operations	$19,037,874

Carrying amounts of liabilities associated with Helix Businesses included as part of discontinued operations:
Accounts payable	$258,960
Accrued expenses	661,981
Short-term operating lease liabilities	243,888
Deferred revenues	497,418
Current liabilities of discontinued operations	$1,662,247

Long-term operating lease liabilities	365,609
Non-current liabilities of discontinued operations	$365,609

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$—	$2,453,815	$1,121,677	$7,223,948
Services	—	341,469	179,798	1,169,830
Other	—	70,350	—	259,617
Total revenues	—	2,865,634	1,301,475	8,653,395

Costs and Expenses:
Cost of revenues	—	1,483,751	699,015	4,357,235
Research and development	—	1,375,383	160,164	3,176,108
Sales and marketing	—	337,987	35,005	1,402,968
General and administrative	—	964,885	129,283	3,291,156
Depreciation and amortization	—	826,017	372,435	2,004,130
Total costs and expenses	—	4,988,023	1,395,902	14,231,597

Loss from discontinued operations for Helix Businesses	—	(2,122,389)	(94,427)	(5,578,202)

Other Income (Expense):
Interest and investment income	—	(3,077)	—	(2,347)
Interest expense	—	14,321	—	(26,385)
Foreign currency related gains, net	—	(50,425)	—	281,403
Total other income, net	—	(39,181)	—	252,671

Net loss from discontinued operations for Helix Businesses before income taxes	—	(2,161,570)	(94,427)	(5,325,531)
Gain on sale of discontinued operations	—	—	11,531,849	202,159
Income tax expense	(1,111,552)	—	(3,834,122)	—

Net gain (loss) from discontinued operations, net of tax for Helix Businesses	$(1,111,552)	$(2,161,570)	$7,603,300	$(5,123,372)

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of September 30, 2023 and December 31, 2022, marketable securities consisted of the following:

	September 30, 2023	December 31, 2022
United States Treasury Bills
Amortized Cost	$43,584,395	$17,392,503
Fair Market Value	$43,585,724	$17,396,487

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of September 30, 2023 and December 31, 2022, the Company’s balance sheet reflected prepaid expenses of $870,328 and $835,786, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of September 30, 2023 and December 31, 2022 are amounts receivable from employees totaling $258,422 and $432,338, respectively.

Note 7	PROPERTY AND EQUIPMENT, NET

As of September 30, 2023 and December 31, 2022, property and equipment were comprised of the following:

	September 30, 2023	December 31, 2022
Personal computing equipment	$94,521	$160,079
Office equipment and capitalized software	73,260	7,991
Total	167,781	168,070
Less: Accumulated depreciation	(81,543)	(93,040)
Property and equipment, net	$86,238	$75,030

Note 8	ACCRUED EXPENSES

As of September 30, 2023 and December 31, 2022, accrued expenses were comprised of the following:

	September 30, 2023	December 31, 2022
Employee compensation	$2,245,743	$2,112,482
Income taxes payable	740,713	—
Accrued expenses	1,444,716	1,654,307
Total	$4,431,172	$3,766,789

Note 9	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently re-measured at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of September 30, 2023 and 2022, the Company had 55,121 and 92,058 warrants outstanding classified as liabilities, respectively. During the nine months ended September 30, 2023, 46,935 warrants expired.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy,  was calculated using the Black-Scholes model using the following inputs:

	As of September 30, 2023	As of December 31, 2022
Fair value of Company's common stock	$2.23	$2.73
Dividend yield	0%	0%
Expected volatility	68% - 83%	76% - 92%
Risk free interest rate	5.36% - 5.54%	4.34% - 4.75%
Expected life (years)	0.51	0.91
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$459	$4,547

The change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model and the following inputs:

Amount
Balance as of January 1, 2023	$4,547

Change in fair value of warrant liability	(4,088)

Balance as of September 30, 2023	$459

Amount
Balance as of January 1, 2022	$369,234

Change in fair value of warrant liability	(343,155)

Balance as of September 30, 2022	$26,079

Amount
Balance as of July 1, 2023	$2,053

Change in fair value of warrant liability	(1,594)

Balance as of September 30, 2023	$459

Amount
Balance as of July 1, 2022	$34,618

Change in fair value of warrant liability	(8,539)

Balance as of September 30, 2022	$26,079

Note 10	CONVERTIBLE NOTES

	September 30, 2023	December 31, 2022
Principal outstanding	$23,000,000	$24,000,000
Add: accrued interest	1,676,164	1,120,767
Less: unamortized debt issuance costs	(10,220)	(14,220)
Convertible note payable, net of debt issuance costs	$24,665,944	$25,106,547

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $210,000, $626,548, $211,726 and $629,041 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and  are being amortized over the term of the Notes. During the three and nine months ended September 30, 2023 and 2022, the Company recognized $1,333, $3,999, $1,333 and $3,999 in amortization of debt issuance costs, respectively.

On September 12, 2023, the Company redeemed $1,000,000 in principal and $71,151 of accrued interest thereon for an aggregate redemption price of $960,000 resulting in a gain of $111,151, which is included in other income and expense.

Note 11	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted Company common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	1,146,131	$1.28
Issued	—	11.71
Vested	(474,768)	0.03
Canceled	(120,105)	12.18
Unvested at December 31, 2022	551,258	3.28
Issued	570,000	3.79
Vested	(280,127)	4.54
Canceled	(20,651)	0.16
Unvested at September 30, 2023	820,480	$3.28

The 820,480 of unvested awards at September 30, 2023 consisted of 93,482 restricted stock units and 726,998 shares of restricted stock.

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

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options outstanding at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.60 to $15.61	$2.98 to $15.61
Dividend yield	0%	0%
Expected volatility	83% to 188%	83% to 188%
Risk Free interest rate	0.27% to 4.52%	0.27% to 4.52%
Expected life (years) remaining	0.01 to 9.38	0.01 to 9.62

Stock option activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.14
Exercised	(33,334)	$2.47	2.55
Forfeited and expired	(1,233,081)	$13.87	8.12
Outstanding at December 31, 2022	3,983,808	$10.53	8.23
Granted	1,297,500	$3.54	7.53
Exercised	(2,452)	$8.59	8.59
Forfeited and expired	(1,540,812)	$12.57	7.46
Outstanding at September 30, 2023	3,738,044	$7.27	8.31
Vested options at September 30, 2023	1,369,418	$10.33	6.20

The weighted average exercise price and remaining contractual life of exercisable options as of September 30, 2023 is $7.27 and 8.31 years, respectively. The total aggregate intrinsic value of the exercisable options as of September 30, 2023 was approximately $19,461.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $3.24 and $3.66 for the nine months ended September 30, 2023 and 2022, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the nine months ended September 30, 2023 includes $349,832 related to the accelerated vesting of stock.

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

At September 30, 2023, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $12,255,487, which the Company expects to recognize over a weighted-average period of approximately 2.93 years. Stock compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Services	$51,611	$38,490	$123,809	$95,094
Research and development	33,706	91,945	108,862	225,877
Sales and marketing	52,663	194,032	156,580	434,581
General and administrative	1,414,017	1,268,381	4,181,489	4,408,426
Separation expenses	—	—	349,832	5,417,043
Subtotal	1,551,997	1,592,848	4,920,572	10,581,021
Discontinued operations	—	370,396	(247,308)	1,053,001
Total	$1,551,997	$1,963,244	$4,673,264	$11,634,022

Total intrinsic value of options exercised during the period ended September 30, 2023 was $74. The total fair value of restricted shares vested during the period ended September 30, 2023 was $100,640.

Note 12	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss):
Income (loss) from continuing operations	$5,453,643	$(2,966,053)	$2,114,444	$(17,291,885)
Income (loss) from discontinued operations	(1,111,552)	(2,161,571)	7,603,300	(5,123,372)
Net Income (loss)	$4,342,091	$(5,127,624)	$9,717,744	$(22,415,257)

Basic income (loss) from continuing operations per share attributable to common shareholders:	$0.17	$(0.09)	$0.07	$(0.54)
Basic income (loss) from discontinued operations per share:	(0.03)	(0.07)	0.23	(0.16)
Net income (loss) per common share	$0.14	$(0.16)	$0.30	$(0.70)

Diluted net loss per share:
Income (loss) from continuing operations	5,453,643	(2,966,053)	2,114,444	(17,291,885)
Effect of assumed conversions:
Add back: net expenses related to convertible notes	70,127	—	—	—
Income from continuing operation after the effect of assumed conversions	$5,523,770	$(2,966,055)	$2,114,444	$(17,291,885)

Income (loss) from discontinued operations	$(1,111,552)	$(2,161,571)	$7,603,300	$(5,123,372)

Weighted average common shares outstanding - basic and diluted	32,459,838	32,088,358	32,397,090	31,978,719
Plus: Dilutive effect of convertible notes - as if converted method	2,512,386	—	—	—
Plus: Dilutive effect of restricted stock awards and stock options – treasury stock method	96,492	—	106,269	—
Weighted average common shares outstanding assuming dilution	35,068,716	32,088,358	32,503,359	31,978,719

Diluted income (loss) from continuing operations per common share	0.16	(0.09)	0.07	(0.54)
Diluted income (loss) from discontinued operations per common share	(0.03)	(0.07)	0.23	(0.16)
Net income (loss) per common share	$0.13	$(0.16)	$0.30	$(0.70)

The following table sets forth all outstanding potentially dilutive securities at September 30, 2023 and 2022, which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive securities:
Warrants	55,121	119,087	55,121	119,087
Stock options	3,694,791	3,467,891	3,694,791	3,467,891
Convertible notes	—	2,453,088	2,443,753	2,453,088
Unvested Restricted Stock Awards and Units	726,998	990,584	726,998	990,584
Total	4,476,910	7,030,650	6,920,663	7,030,650

Note 13	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and nine months ended September 30, 2023 and 2022 of $28,215, $204,297, $50,813 and $285,448, respectively.

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

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2023 and 2022 are as follows:

	For the Nine Months Ended September 30,
	2023	2022
Cash used in operating leases	$16,893	$1,350

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	September 30, 2023	December 31, 2022
Right of use assets, net	$15,810	$32,560

Short-term operating lease liabilities	$15,810	$21,600
Long-term operating lease liabilities	—	10,960
Total lease liabilities	$15,810	$32,560
Weighted average remaining lease term (in years)	0.75	1.48
Weighted average discount rate	9.5%	9.3%

The components of lease expense were as follows for each of the periods presented, which are included in operating expenses in the condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$5,481	$450	$16,893	$1,350
Short-term lease expense	7,135	23,857	20,014	23,857
Total operating lease costs	$12,616	$24,307	$36,907	$25,207

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2023, were as follows:

September 30, 2023
2023 (remaining)	$5,481
2024	10,962
Total future minimum lease payments	$16,443
Less imputed interest	(633)
Total	$15,810

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of September 30, 2023:

September 30, 2023
Year ending December 31, 2023	$350,000
Year ending December 31, 2024	2,066,300
Year ending December 31, 2025	1,600,000
Year ending December 31, 2026	400,000
$4,416,300

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is currently anticipated to occur between January and March of 2024. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment/quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021 the plaintiffs filed and served an amended complaint adding a fifth plaintiff, and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently due in December 2023. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Note 17	SUBSEQUENT EVENTS

On October 3, 2023, the Company repurchased 1,604,676 shares of its common stock from a group of affiliated investors in a privately negotiated transaction at a redemption price of $2.15 per share for an aggregate purchase price of $3,450,053. The shares were cancelled and retired and returned to authorized and unissued shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack; on March 3, 2022, Helix completed the sale of the assets of its security monitoring business; and on October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses together are referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Condensed Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries.

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

Results of Operations For the Three and Nine Months Ended September 30, 2023 and 2022:

The following table summarizes our condensed results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,348,469	$4,310,694	$15,112,398	$11,448,468
Costs and Expenses
Cost of revenues	1,362,555	1,339,054	3,891,482	3,853,486
Research and development	264,781	806,108	1,100,657	3,315,506
Sales and marketing	1,313,212	1,080,660	3,746,731	2,904,358
General and administrative	3,204,591	3,908,462	10,393,016	13,003,158
Separation expenses	—	—	599,832	5,417,043
Depreciation and amortization	10,598	16,916	64,285	48,599
Operating loss from continuing operations	$(807,268)	$(2,840,506)	$(4,683,605)	$(17,093,682)

Comparison of Three Months Ended September 30, 2023 and 2022

Revenues

Revenues for the three months ended September 30, 2023 were $5,348,469, which represented an increase of $1,037,775, or 24%, compared to revenues of $4,310,694 for the three months ended September 30, 2022. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 was $1,362,555, which represented an increase of $23,501 compared to total cost of revenues of $1,339,054 for the three months ended September 30, 2022. Cost of revenues increased at a lower rate than revenue, as many of our data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 75% for the three months ended September 30, 2023, compared to 69% for the same period in 2022.

Research and Development

Research and development expenses for the three months ended September 30, 2023 were $264,781, which represented a decrease of $541,327 compared to total research and development expenses of $806,108 for the three months ended September 30, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development resulting from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2023 were $1,313,212, which represented an increase of $232,552 compared to total sales and marketing expenses of $1,080,660 for the three months ended September 30, 2022. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $3,204,591, which represented a decrease of $703,871 compared to general and administrative expenses of $3,908,462 for the three months ended September 30, 2022. The decrease is primarily due to lower personnel costs, consulting and insurance costs.

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenues

Revenues for the nine months ended September 30, 2023 were $15,112,398, which represented an increase of $3,663,930, or 32%, compared to revenues of $11,448,468 for the nine months ended September 30, 2022. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2023 was $3,891,482, which represented an increase of $37,996 compared to total cost of revenues of 3,853,486 for the nine months ended September 30, 2022. Cost of revenues increased at a lower rate than revenue, as many of our data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 74% for the nine months ended September 30, 2023, compared to 66% for the same period in 2022.

Research and Development

Research and development expenses for the nine months ended September 30, 2023 were $1,100,657, which represented a decrease of $2,214,849 compared to total research and development expenses of $3,315,506 for the nine months ended September 30, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development resulting from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2023 were $3,746,731, which represented an increase of $842,373 compared to total sales and marketing expenses of $2,904,358 for the nine months ended September 30, 2022. The increase is due to higher salary, commission and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $10,393,016, which represented a decrease of $2,610,142 compared to general and administrative expenses of $13,003,158 for the nine months ended September 30, 2022. The decrease is primarily due to lower personnel costs, consulting, insurance costs and professional fees resulting from cost synergies.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for 12 months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Separation expenses for the nine months ended September 30, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

•
Other Items. We engage in other activities and transactions that can impact our net loss. In the periods being reported, these other items included (i) change in fair value of warrant liability which related to warrants assumed in the acquisition of Helix; (ii) gain on sale of investment which relates to the sale of a minority equity interest; and (iii) gain on debt redemption which relates to a gain on the early retirement of a portion of our convertible notes. We exclude these other items from Adjusted EBITDA because we believe these activities or transactions are not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the nine months ended September 30, 2023 includes $250,000 related to the salary continuation. We exclude these other items from Adjusted EBITDA because we believe these costs are not recurring and not directly attributable to the performance of our business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to our employees’ activities.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$5,348,469	$4,310,694	$15,112,398	$11,448,468

Net Income (loss) from continuing operations	5,453,643	(2,966,053)	2,114,444	(17,291,885)

Depreciation and amortization	10,598	16,916	64,285	48,599
Stock based compensation expense	1,551,997	1,592,848	4,920,572	10,581,021
Change in fair value of warrant liability	(1,594)	(8,539)	(4,088)	(343,155)
Interest and investment income	(646,832)	(88,972)	(1,666,786)	(111,683)
Interest expense	211,333	213,060	630,547	633,041
Gain on sale of investment	(5,805,858)	—	(5,805,858)	—
Gain on debt redemption	(111,151)	—	(111,151)	—
Severance expense	—	—	250,000	—
Income tax expense	93,191	10,000	159,287	20,000

Adjusted EBITDA - continuing operations	$755,327	$(1,230,740)	$551,252	$(6,464,062)

For the Three Months Ended September 30, 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended September 30, 2023 was $755,327 compared to a loss of $1,230,740 for the three months ended September 30, 2022, an increase of $1,986,067. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above.

For the Nine Months Ended September 30, 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the nine months ended September 30, 2023 was $551,252 compared to a loss of $6,464,062 for the nine months ended September 30, 2022, an increase of $7,015,314. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to building our research and development, sales marketing, and management infrastructure, and as a result the Company has incurred losses and generated negative cash flows from operations. However, the Company has generated net cash from operating activities of $1.3 million, and Adjusted EBITDA of $0.6 million for the nine months ended September 30, 2023 resulting from higher revenues from our healthcare information business and operating expense reductions resulting from the streamlining of our operations after the divestiture of BioTrack. Historically, the Company’s operations have been financed primarily from cash proceeds received from equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30.0 million consisting of $20.0 million in cash at closing and twelve unconditional monthly payments aggregating $10.0 million thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5.8 million and future contingent earnout payments aggregating up to $3.6 million in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. As of September 30, 2023, the Company’s balance of cash and marketable securities aggregated $49.0 million and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $24.7 million.  The Company expects to continue to fund our operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing, and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about our sources and uses of cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities - continuing operations	$1,387,350	$(6,775,497)
Net cash provided by (used in) investing activities - continuing operations	2,361,052	(6,356,478)
Net cash used in financing activities - continuing operations	(1,107,991)	(71,207)
Net increase in cash and cash equivalents - continuing operations	$2,640,411	$(13,203,182)

Net Cash Used in Operating Activities

Net cash provided by operating activities increased to $1,387,350 for the nine months ended September 30, 2023 compared to cash used in operating activities of $6,775,497 for the nine months ended September 30, 2022. The decrease was primarily the result of an increased Adjusted EBITDA, compared to an Adjusted EBITDA loss in the prior year, partially offset by changes in deferred revenue, accounts payable, and other working capital accounts related to the timing of cash flows from operations.

Net Cash Used in Investing Activities

Net cash provided by investing activities of $2,361,052 increased by $8,717,530 for the nine months ended September 30, 2023 compared to cash used in investing activities of $6,356,478 for the nine months ended September 30, 2022. This is primarily the result of an increase in net purchases of marketable securities of $103,468,975, offset by an increase in cash received from the sale of discontinued operations of $21,501,841 and the sale of marketable securities of $78,597,821.

Net Cash Used in Financing Activities

Net cash used in financing activities of $1,107,991 for the nine months ended September 30, 2022 increased by $1,036,784 compared to cash used in financing activities of $71,207 for the nine months ended September 30, 2023. The increase was primarily related to cash used to redeem convertible debt of $960,000 and changes in cash used to fund income tax withholding payments on vesting of employee restricted stock which was settled by surrendering shares to the Company. On September 12, 2023, the Company redeemed $1,000,000 in principal and $71,151 of accrued interest thereon for an aggregate redemption price of $960,000 resulting in a gain of $111,151, which is included in other income and expense.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer) and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 30, 2023. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023 remain ineffective to the extent of the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. The case is in the process of discovery and trial is currently anticipated to occur between January and March of 2024. Each of the parties’ motions for summary judgment were denied. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently due in December 2023. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2023.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)