Form 10-K
period 2023-12-31
Forian Inc.
filed 2024-03-29
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $40 million based on the closing sale price as reported on Nasdaq. Shares of voting stock held by each executive officer and director of the registrant, together with voting stock held by affiliates of the registrant’s executive officers and directors, have been excluded from this calculation given that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2024, there are 31,131,835 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

Overview

Forian Inc. is a leading provider of healthcare data. Forian connects organizations to analytics-ready information they can depend on to improve medical outcomes. Forian provides a unique suite of data management capabilities, proprietary enriched information and analytics solutions to optimize and measure operational, clinical and financial performance for its healthcare customers. Our subscription and services-based solutions cover the life sciences, pharma services and healthcare payer and provider industries.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”), to BT Assets Group Inc., a Delaware corporation and a wholly owned subsidiary of Alleaves Inc., a Delaware corporation (“Alleaves”) (the “BioTrack Transaction”). BioTrack’s primary business was the provision of software solutions to state governments and licensees within the cannabis industry. As a result of the BioTrack Transaction, as of February 10, 2023, we no longer provide software solutions to the cannabis industry; however, we retained certain license rights with respect to transactional data processed by the BioTrack point of sale software solution for use in our information offerings. The results of the BioTrack business, together with the prior security monitoring and web services businesses sold on March 3, 2022 and October 31, 2022, respectively (collectively, the “Helix Businesses”), are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Refer to “Note 4 – Discontinued Operations” in the Notes to Consolidated Financial Statements.

Our principal executive offices are located at 41 University Drive, Suite 400, Newtown, Pennsylvania 18940 and our primary website address is www.forian.com. The reference to the Forian website address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained at or available through our website.

Our Business

Forian is derived from Greek work, plirofoía, meaning information or intelligence. At Forian, we are a leading provider of high-fidelity, analytics-ready healthcare informatics and solutions. We leverage our expertise in data management and data science to cleanse, link and enhance structured and unstructured datapoints to generate information products for healthcare customers. Our solutions sit atop a massive and perpetually growing expanse of large-scale data assets in our cloud-based proprietary data factory. We create data-based subscription products that have a wide breadth of use across the fragmented U.S. healthcare ecosystem. Our offerings include, but are not limited to, innovative commercial, Real World Evidence (“RWE”) and market access solutions and proprietary data-driven insights to optimize the operational, clinical and financial performance of our customers.

As the costs of healthcare delivery and research rapidly increase, entities within the healthcare ecosystem are increasingly interested in understanding the healthcare professional and patient journeys. This understanding helps them grasp the costs, value and efficacy of healthcare products and services. By comprehending these healthcare journeys, which is done from a data-first approach, entities can enhance their commercial effectiveness. They can better target and segment customers and understand how access to products and services based on insurance coverage impacts health outcomes differently. Additionally, emerging therapeutics are increasingly becoming part of the patient journey and may offer greater pharmacoeconomic benefit and generate superior outcomes. However, adoption of alternative therapies is consistently thwarted by a lack of trusted information. Forian is uniquely positioned to overcome this challenge by leveraging different sources of linked data to provide mission critical clinical and commercial intelligence to customers across traditional healthcare and emerging therapeutic markets. Our agile structure has allowed us to build market-driven product and service offerings, as described in this Annual Report on Form 10-K, that deliver value to customers at various stages of maturity by providing proprietary data insights to drive business and product innovation.

Our Markets

According to the Centers for Medicare & Medicaid Services, U.S. healthcare spending is roughly 17% of GDP and the market has been expanding and evolving rapidly over the past decade due to an aging population, innovations in treatments and a reimagining of service delivery. There has been a growing emphasis on digitizing medical records and providing access to those records to providers and patients in support of more efficient and effective care. Disparate, unconnected systems, new diagnostics and treatment protocols are all generating new sources of data. In addition, data is being generated from retailers, social media and the internet. Collectively, the expansion of the volume and type of data has created challenges in making information interoperable and actionable. New and existing sources of data are often unstructured, preventing the seamless ability to derive valuable insights. New systems and solutions are needed to provide accessible and statistically significant data sets that offer the ability to conduct longitudinal analyses. The derived information and business intelligence is relevant to all healthcare stakeholders, and we believe there is an increasing need for the aggregation and integration of the large clinical data sets, irrespective of the source (e.g., traditional healthcare systems or emerging technologies).

We view the market for healthcare analytics in three principal segments: clinical analytics, commercial analytics and technology platform solutions. The market for clinical analytics includes RWE, health economics, outcomes research databases and analytic platforms as well as clinical data capture, clinical analytics and research services, investigator site and patient recruitment, observation studies and pharmacoeconomics. The market for commercial analytics includes customer segmentation and targeting, campaign measurement, longitudinal patient analytics and payer market access analytics. The market for technology platform solutions includes information technology, data management, data warehousing, IT outsourcing and software development.

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

The use of cannabis and alternative therapies for medical purposes is gaining momentum worldwide due to recent legalization and emerging research into therapeutic value and efficacy. Medical cannabis is used for the treatment of a growing array of diseases and chronic conditions, including but not limited to pain, inflammation, arthritis, anxiety, depression, epilepsy and Parkinson’s and Alzheimer’s diseases.

Life science companies’ understanding of the patient journey may be incomplete without extending the interaction of emerging therapeutics, including cannabis-based treatments into their research. Governments, manufacturers, cultivators and distributors as well as dispensaries need information on the safety and efficacy of cannabis in both medical and adult use settings. As a result of our proprietary licensed data, we believe that we will be uniquely positioned to meet the needs of these markets as legalization and usage of alternate therapy’s expands.

We provide our information solutions both as an enabling technology to consultants and service providers serving the healthcare and life sciences industries, as well as to end users in the healthcare and life sciences industries.

Our Offerings

We are a leading healthcare information provider. Our mission is to provide our clients with superior information and analytical solutions that promote safer, more efficient and profitable business operations. Additionally, we strive to improve the health outcomes of patients by enabling our clients to serve their customers more comprehensively. Our ultimate goal is to empower our clients to make a positive impact on both their businesses and their customers’ well-being through the use of large scale data.

We have developed a Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), compliant repository of linked longitudinal de-identified patient health information in the United States. Our databases are updated daily, weekly or monthly and include billions of de-identified patient events dating back to 2014 and represent the majority of the U.S. population. We consistently look to acquire incremental sources to further enrich our offerings through our data factory. Our data factory processes, enhances, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, retail point of sale transactions and consumer demographics as well as social determinants of health. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries, while being agile to deliver with best-in-class speed and flexibility. These integrated data are used to power multiple existing and in-development information products and services for customers across the healthcare and life sciences industries.

We provide information products to service providers and directly to end markets within the healthcare and life sciences industries. Our licenses to service providers allow us to quickly scale our business and penetrate market segments by leveraging our expertise in data management and our partners’ presence in an end market. We also provide both customized or productized solutions directly to healthcare and life sciences companies. A significant portion of our revenues are generated through multi-year contracts providing for the provision of an information product which is updated over time.

Our products will assist our clients to better understand the value and efficacy of healthcare and emerging alternative therapeutics while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace.

Our information products provide a more complete patient treatment care pathways with comprehensive overviews of therapeutic interventions. By leveraging HIPAA-compliant processes, proprietary algorithms and technology, we have created a suite of comprehensive, linked, and standardized information product offerings integrating data from siloed, disparate sources and platforms. We believe these information offerings deliver unique and innovative key insights and value to our customers. We have contracted with multiple third-party data providers to license structured and unstructured data that we believe is necessary to provide our information offerings. We provide action ready, digestible information sets that enable our clients solutions to drive clinical and commercial performance improvements without having to source, standardize, cleanse and aggregate from multiple other sources. Our information products are largely subscription based, multiyear contracts providing solutions tailored to specific client needs to power innovative solutions for the healthcare market or used internally for commercial and clinical analytics. Information products are also purchased on a one-time basis as a custom report to meet a specific analytic need. These products typically provide normalized and aggregated market measures which our clients use to make investment, product, clinical, or other commercial decisions to maximize their return on investment.

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

We continue to develop RWE and data management solutions to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies. Our project-based RWE solutions and analytics are designed to enable the integration otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives, including those derived from cannabinoids and psychedelics. These solutions will enable up to clinical-grade observational research to be conducted to evaluate the impact of emerging therapies on patient outcomes and as alternatives to existing therapies and will support:

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

Our Competitive Strengths

We believe our key competitive strengths include:

•
Flexible and scalable approach to privacy-focused analytics software and solutions. Our solutions are purpose-built and delivered in an analytics-ready form to address the needs of stakeholders across the patient journey. We can provide client-centric deliverables that address a specific need that may be satisfied with linked healthcare data, SDoH data and other permutations of integrated offerings. The ability to offer a unified data asset due to our linkage and data factory capabilities allows for a deeper analysis with less human and processing costs, human agency, and time in precuring the disparate data sources. Our technology and processes allow quick, flexible and accurate delivery, which differentiates our offerings larger incumbents that have longer contracting, pricing, and rigid delivery systems.

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

•
Diverse customer base. Our customer base extends across to a broad range of stakeholders within the healthcare industry carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. While we serve the continuum of healthcare ecosystem as clients, we have only started to penetrate pharmaceuticals. We believe there our products are uniquely suited for large pharma service and other companies servicing the life sciences market today and will be increasingly attractive to pharmaceutical clients as our product offerings continues to evolve. Our information services team is defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

•
Large integrated longitudinal database and technology. Our data factory processes, integrates, deidentifies and standardizes medical, hospital and pharmacy claims datasets along with point of sale data, consumer behavior and demographic-level data and other datasets to produce a longitudinal database that encompass the vast majority of the U.S. population. We will continue to invest in and integrate unique data sources to further strengthen and differentiate our solutions.

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

•
Increase usage and upsell within our existing customer base. We plan to continue investing in sales and marketing, with a focus on cross selling additional information solutions to deliver more value to and expand our relationships with our customers, leading to scale and operating leverage for our business. Many of our customers buy data or information products from different sources, and have an ability to buy more from us as we bring new offerings to market.

•
Leverage our products into new markets. Our information solutions provide innovative benefits to life sciences, payer and provider customers as well as consulting and service providers to these customers. We believe there is significant opportunity to deploy the use of linked proprietary solutions in adjacent industries, such as media, government as well as the financial services markets.

•
Expand our data and strategic partner network. Our information products are derived partly from data acquired from strategic data partners. As part of our growth strategy, we may seek to acquire assets, data-driven products or companies that are synergistic with our business and add value to our data assets and offering sets.

•
Grow offerings through selective investments and acquisitions. We may seek out companies and opportunities that complement our core strengths and can help us expand our capabilities, reach and impact. Our approach is deliberate and strategic, ensuring that each investment or acquisition is thoroughly vetted and aligned with our long-term goals.

Our Technology Platform

Our data ingestion, transformation, delivery services and business intelligence platforms are managed entirely via cloud-based data centers located in the United States. We leverage third parties to provide our computing infrastructure and configure their architecture to optimize data operations. For example, we utilize Amazon Web Services for data storage and several components of our processing framework. This architecture allows us to capitalize on the physical integrity, security, reliability and scalability of Amazon Web Services while building and processing proprietary data methodologies. Our core databases are sourced primarily through second and third parties and are maintained within an architecture that complies with HIPAA and applicable state privacy laws. We standardize our solutions methodologies and carefully separate customer data to ensure compliance, security and performance.

We maintain a reliable business continuity plan, where data replication and disaster recovery procedures minimize internal warehousing and customer delivery impact in the event of incident. We continuously monitor our infrastructure for unauthorized access and functional abnormalities to prevent or minimize system disruption. We maintain active System and Organization Controls Type 2 (SOC 2) across all five trust service categories (i.e., security, availability, processing integrity, confidentiality and privacy), which are reviewed by an independent third party on an annual basis.

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

Government Regulation

The products and services we offer include the license of information products that contain medical, hospital and pharmacy claims data, retail point of sale transaction data and consumer demographic data that have been de-identified in accordance with the requirements of applicable federal and state privacy laws, including HIPAA, and therefore are largely beyond the scope of these laws. However, we may receive personal data, including protected health information, for purposes of de-identifying such information prior to integrating the de-identified data into the environment that informs our information products. In addition, compliance with recently enacted and anticipated state privacy laws could require additional investment and management attention and may subject us to significant liabilities if we or our data suppliers do not comply appropriately with new and potentially conflicting laws and regulations. If there is a future change in these laws, we may also face limitations on our ability to use de-identified information that could harm our business.

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

As of March 26, 2024, we had 37 employees, all but one of whom are full time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

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

We are an emerging growth company and face all of the risks and uncertainties associated with an early-stage and unproven business. We incorporated in October 2020 in anticipation of the Business Combination and had no operating history or revenues prior to their closing. We are faced with risks inherent in operating a new business, including difficulties often encountered in developing, producing and commercializing new technologies; developing the markets for our products and technologies; and attracting and retaining qualified management, sales and/or marketing and technical staff, in addition to the risks described below.

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

We may make acquisitions as a component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A component of our growth strategy is to acquire complementary businesses in order to enhance the solutions we offer to our customers. We continue to pursue acquisitions of complementary technologies, products, data sources and businesses as a component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example, we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms; we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

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

As described under “Item 9A. Controls and Procedures,” we concluded that our disclosure controls and procedures were not effective as of December 31, 2023, and that we had, as of such date, material weaknesses in our internal control over financial reporting related to the lack of properly designed general information technology controls surrounding logical access, change management, and vendor application management. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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

Risks Related to Regulatory and Legal Matters

Federal and state privacy and data protection laws are evolving and compliance with applicable requirements may increase our operating costs or adversely impact our ability to service our customers and market our products and services.

Federal and state laws and regulations regarding the collection, retention, security, use, disclosure and transfer of personal data (collectively, “Privacy Laws”) are changing, increasing in number and expanding in scope. Existing Privacy Laws include HIPAA, which regulates protected health information (“PHI”) created or received by or on behalf of health care providers, health plans, and other covered entities. The recently enacted Washington My Health My Data Act gives Washington consumers rights with respect to consumer health data, which is defined expansively. In recent years, several states have adopted Privacy Laws that regulate the privacy and security of personal data much more broadly than U.S. laws have in the past. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Colorado Privacy Act, the Virginia Consumer Data Protection Act and the Utah Consumer Privacy Act all went into effect in 2023. Nine additional states (i.e., Delaware, Florida, Iowa, Indiana, Montana, New Jersey, Oregon, Tennessee and Texas) have passed comprehensive Privacy Laws that will go into effect from 2024 through 2026, and several additional states are considering similar laws. It is possible that these Privacy Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Establishing and maintaining compliance with these various Privacy Laws could cause us or the third parties that license us data to incur substantial costs or require changes in business practices that are adverse to our business.

The products and services we offer include the license of information products that contain data that have been de-identified in accordance with the requirements of applicable Privacy Laws, including HIPAA, and therefore are largely beyond the scope of current Privacy Laws. However, we may receive personal data, including PHI, for purposes of de-identifying such information prior to integrating the de-identified data into the environment that informs our information products. These state Privacy Laws are very recent and thus far there has been little interpretation of these laws by regulators or courts. Accordingly, there is uncertainty as to whether the de-identification requirements under the more recent Privacy Laws conform with the HIPAA de-identification standards. Compliance with state Privacy Laws could require additional investment and management attention and may subject us to significant liabilities if we or our data suppliers do not comply appropriately with new and potentially conflicting laws and regulations. If there is a future change in Privacy Laws, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third parties that license us data and de-identification software may fail to properly de-identify PHI under HIPAA or personal data under applicable state Privacy Laws, some of which may impose different standards for de-identification than those required by HIPAA.

The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI by health plans, health care clearinghouses and certain health care providers, referred to as “covered entities,” and the third parties with which such covered entities contract for services, referred to as “business associates,” that engage in creating, receiving, maintaining or transmitting PHI. While we generally do not consider our products and services to subject us to HIPAA, both because the healthcare data contained within our information products are de-identified to remove PHI before being ingested into our environments and because we do not constitute a covered entity, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations as a business associate of a covered entity, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our environments without being properly de-identified, we may be directly liable for failing to meet the obligations of a business associate under HIPAA. The U.S. Department of Health and Human Services Office for Civil Rights may impose penalties for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

We have implemented practices and procedures to facilitate our continued compliance with applicable Privacy Laws, which steps include engaging third parties to provide guidance with respect to the de-identification of the data that informs our information products and certification at least annually as to the privacy and security frameworks we have established (e.g., with respect to de-identification under HIPAA and system and organization controls). In addition to our reliance on those third parties, we are dependent on the third parties that license us data to deliver information to us in a form and in a manner that complies with applicable Privacy Laws. There is no assurance that the safeguards and controls employed by us or the third parties that license us data and de-identification software will be sufficient to prevent a breach of applicable Privacy Laws, or that claims will not be filed against us or these third parties despite such safeguards and controls. Data suppliers might decide to modify or discontinue their services without adequate notice, which may cause additional expense in arranging new services and could harm our reputation, business, operating results and financial condition.

Many Privacy Laws protect more than health-related information, and although they vary by jurisdiction, these laws can extend to employee information, business information, healthcare provider information and other information relating to identifiable individuals. Recently enacted comprehensive state Privacy Laws impose enhanced data privacy obligations for entities that fall within the scope of these laws and create individual privacy rights for residents, including the right to access and delete their personal information, the right to opt-out of certain sharing and sales of their personal information and the right to opt-in to the sharing of sensitive personal information, including information about health and race. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and to incur substantial expense in order to comply. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. These Privacy Laws may also increase our compliance costs and influence or limit the types of products and services that we can provide. The occurrence of any of the foregoing could impact our ability to provide the same level of service to our customers, require us to modify our offerings or increase our costs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to the increase in states enacting Privacy Laws and the potential for the scope of those laws to materially affect our compliance obligations, continued public policy discussions regarding whether the current standards for the de-identification of health information are sufficient to adequately protect individual patient privacy may present potential risks to our business. These discussions may lead to further restrictions on the use of de-identified data. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to continue to license the data that informs our current and future information offerings.

Further, regulatory authorities around the world have enacted and are considering a number of legislative proposals concerning privacy and data protection, including the European Union’s General Data Protection Regulation, the United Kingdom’s Data Protection Act of 2018 and Canada’s Personal Information Protection and Electronic Documents Act. Although our business is not currently subject to these global requirements, as we expand we may become subject to the laws of additional jurisdictions, domestic and foreign. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data management practices. If so, in addition to the possibility of fines, any increase in the costs of compliance with, and other burdens imposed by, applicable legislative and regulatory initiatives may limit our ability to collect, aggregate or use data to inform our information products. Moreover, complying with various global Privacy Laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Security breaches and unauthorized use of our systems and information could expose us, our customers, our data suppliers or others to risk of loss.

We rely on information technology systems and networks, and those of third-party vendors, to ensure the continuity of our business operations and to process and store data, including proprietary data, personal data that may be subject to legal protection and de-identified data that may be subject to contractual security obligations. Despite our efforts to protect our systems, cybersecurity threats pose a risk to the security and availability of our systems and networks and the confidentiality, integrity and availability of our data. One or more cyber threats might defeat the measures that we take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Although we take steps to manage and avoid these risks and to prevent their recurrence, our preventive and remedial actions may not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

To the extent that any disruption or security breach results in a loss or damage to our data, an inappropriate disclosure of proprietary or sensitive information, an inability to access data sources, or an inability to process data or provide our offerings to our customers, it could cause significant damage to our reputation, affect our relationships with our data suppliers and customers (including loss of data suppliers and customers), lead to claims against us and ultimately harm our business. We may be required to incur significant costs to alleviate, remedy or protect against damage caused by these disruptions or security breaches in the future. We may also face inquiry or increased scrutiny from government agencies as a result of any such disruption or breach. While we have insurance coverage for certain instances of a cyber security breach, our coverage may not be sufficient if we suffer a significant attack or multiple attacks. Any such breach or disruption could have a material adverse effect on our operating results and our reputation as a service provider.

Also, our data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cyber security similar to ours, which could disrupt their businesses and therefore materially impact ours. Accordingly, we are subject to any flaw in or breaches to their computer and communications systems or those that they operate for us, which could result in a material adverse effect on our business, operations and financial results.

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

Specific factors that may have a significant effect on the market price for our common stock include, among others, the following:

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

The directors and management of Forian own a significant percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.

Our directors and officers beneficially own approximately 45% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We believe that a strong cybersecurity program is vital to effective cybersecurity risk management. Since our formation, we have prioritized the implementation and maintenance of robust cybersecurity measures to help safeguard sensitive information and our business operations and to protect the confidentiality, integrity and availability of our information systems and the nonpublic information transmitted, processed and stored on our systems or those of third-party service providers.

Our Board of Directors is responsible for overseeing our cybersecurity program and includes members with diverse skills and experience, including risk management, technology and finance, which the Board considers to be helpful in overseeing cybersecurity risks. Our Board of Directors regularly assesses material developments with respect to the risks from cybersecurity threats in connection with its evaluation of our business operations on a quarterly basis. Our Board of Directors has established oversight mechanisms that are intended to promote effective governance in managing risks associated with cybersecurity threats in recognition of the significance these threats present to our operational integrity and the information stored on our and our third-party providers’ information systems.

Our Vice President of Data and Process Enablement provides management with information regarding our cybersecurity program and potential cybersecurity threats or incidents, which information is then provided to our Board of Directors as required. In addition, our Vice President of Data and Process Enablement is empowered to escalate material cybersecurity threats or incidents and strategic risk management decisions to the Board of Directors so that they can provide appropriate oversight and guidance on these critical cybersecurity issues within the context of our overall strategic objectives and business operations.

Our management team is responsible for ensuring that we have appropriate policies and procedures in place to help identify, measure, monitor and control potentially significant business risks. In connection with these responsibilities, our management team meets regularly to assess our information technology policies and review the architecture of our information system infrastructure in the management of cybersecurity related risks to our business.

Our management works closely with their information technology and security counterparts to evaluate and address cybersecurity threats in alignment with our business objectives and operational needs. We also maintain an enterprise-wide information systems security program that applies to all employees. All employees are expected to assist in safeguarding our information systems and to assist in the discovery and reporting of cybersecurity incidents. This program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of nonpublic information stored on our and our third-party providers’ information systems from unauthorized access, use or other malicious acts.

Additionally, our Vice President of Data and Process Enablement plays an important role in the prevention, detection, mitigation, and remediation of cybersecurity incidents and in informing management and our Board of Directors on cybersecurity risks and issues. Regular annual assessments include the evaluation of (a) the confidentiality of nonpublic information and the integrity and security of our information systems; (b) cybersecurity policies and procedures; (c) material cybersecurity risks; (d) the effectiveness of our cybersecurity program; and (e) any material cybersecurity incidents.

We regularly engage with a range of external experts, including cybersecurity assessors, risk management professionals and other consultants, in evaluating and testing our risk management systems given the complexity and evolving nature of cybersecurity threats. These engagements enable us to leverage specialized knowledge and insights and assist with our goal of maintaining cybersecurity strategies and processes that are consistent with industry best practices.

We are aware of the risks associated with third-party service providers and have implemented policies and processes to oversee and assist with managing these risks. Our management team evaluates third-party providers before engagement and monitors these providers on an ongoing basis commensurate with the level of risk and complexity of the relationship with, and the activities performed by, such providers. This approach is designed to help identify and mitigate risks related to data breaches or other cybersecurity incidents originating from third-parties in order to better protect our assets and data.

We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, our business strategy, results of operations or financial condition. Notwithstanding the defensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats, incidents or disruptions may not be fully insured. For more information regarding the risks we face from cybersecurity threats, see Part I, Item 1A, “Risk Factors –Security breaches and unauthorized use of our systems and information could expose us, our customers, our data suppliers or others to risk of loss.”

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

From time to time we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that we will incur a loss and that the probable loss or range of loss can be reasonably estimated, we record reserves in the consolidated financial statements based on our best estimate of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material, except for the below.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. On March 8, 2024, the parties entered into a Settlement Agreement and General Release, which included a release of GTI, the Company and its subsidiaries and all related parties. The parties filed a Joint Stipulation to Dismiss with Prejudice with respect to this matter on March 18, 2024. The Court entered a Final Order of Dismissal with Prejudice with respect to this matter on March 27, 2024.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently being briefed. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “FORA”.

Holders of Record

As of March 27, 2024, there were approximately 307 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Unit) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (for Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	1,604,676	$2.15	-	-
November 1, 2023 through November 30, 2023	-	-	-	-
December 1, 2023 through December 31, 2023	-	-	-	-

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including our plans, objectives, expectations, intentions and those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Forian Inc. (the “Company,” “Forian,” “we” or “us”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the business combination with Helix Technologies, Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and life sciences industries.

The business combination with Helix was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Helix provided software and analytics solutions to state governments and licensed operators within the cannabis industry, primarily through its subsidiary, Bio-Tech Medical Software, Inc. (“BioTrack”), until its sale of BioTrack in 2023.

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack; on March 3, 2022, Helix completed the sale of the assets of its security monitoring business; and on October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses are referred to collectively as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and life sciences industries.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from licensing fees for the Company’s proprietary information products. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Services revenues are primarily from contracts with government agencies and revenue is recognized upon completion of the various milestones within the contract. Sales in 2023 by Country as a percentage of total sales were: United States, 89%; Canada, 4% and Australia, 7%.

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of our products and services to our customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs. We record the cost of direct fulfillment as cost of revenues.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees and hosted infrastructure costs. The Company continues to focus research and development efforts on adding new features and applications to our product offerings.

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for our sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense including advertising, market research and events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue investing in marketing and sales by expanding selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events may affect marketing costs in any particular quarter.

General and Administrative Expenses

General and administrative expenses include salaries, benefits and other costs of departments serving administrative functions, such as executives, finance and accounting and human resources. In addition, general and administrative expense includes non-personnel costs, such as professional fees, legal fees, accounting and finance advisory fees and other supporting corporate expenses not allocated to cost of revenues, product and development or sales and marketing.

Depreciation and Amortization Expenses

Depreciation and amortization relate to long lived assets used in our business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Years Ended December 31, 2023 and 2022

The following table summarizes the results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Revenues	$20,481,330	$16,418,141
Costs and Expenses
Cost of revenues	5,477,032	5,049,701
Research and development	1,407,580	4,009,769
Sales and marketing	4,884,267	3,949,026
General and administrative	13,633,193	16,879,858
Separation expenses	599,832	5,417,043
Depreciation and amortization	74,438	65,554
Operating loss from continuing operations	$(5,595,012)	$(18,952,810)

Comparison of Years Ended December 31, 2023 and 2022

Revenues

Revenues for the year ended December 31, 2023 were $20,481,330, which represented an increase of $4,063,189, compared to revenues of $16,418,141 for the year ended December 31, 2022. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry.

Cost of Revenues

Cost of revenues for the year ended December 31, 2023 was $5,477,032, which represented an increase of $427,331 compared to total cost of revenues of $5,049,701 for the year ended December 31, 2022. Cost of revenues increased at a lower rate than revenue, as many data infrastructure costs are fixed or semi-variable in nature. As a result, gross profit as a percentage of revenues increased to 73% for the for the year ended December 31, 2023, compared to 69% for the same period in 2022.

Research and Development

Research and development expenses for the year ended December 31, 2023 were $1,407,580, which represented a decrease of $2,602,189 compared to total research and development expenses of $4,009,769 for the year ended December 31, 2022. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development, which resulted from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2023 were $4,884,267, which represented an increase of $935,241 compared to total sales and marketing expenses of $3,949,026 for the year ended December 31, 2022. The increase is due to higher salaries, commissions and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $13,633,193, which represented a decrease of $3,246,665 compared to general and administrative expenses of $16,879,858 for the year ended December 31, 2022. The decrease is primarily due to lower personnel costs, consulting and insurance costs.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for 12 months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Separation expenses for the year ended December 31, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

Non-GAAP Financial Measures

In this Annual Report on Form 10-K the Company has provided a non-GAAP measure, which is defined as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “net loss”).

Adjusted EBITDA is used by management as an additional measure of the Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help management identify additional trends in the Company’s financial results that may not be shown solely by period-to-period comparisons of net loss. In addition, management may use Adjusted EBITDA in the incentive compensation programs applicable to some employees in order to evaluate the Company’s performance. Management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net loss, as well as trends in those items contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management believes that the presentation of Adjusted EBITDA is useful to investors in their analysis of the Company’s results for reasons similar to those believed by management, Additionally, Adjusted EBITDA helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. As more fully described below, management believes that providing Adjusted EBITDA, together with a reconciliation of net loss to Adjusted EBITDA, helps investors make comparisons between the Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net loss. In making any comparisons to other companies, investors should be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

The following is an explanation of the items excluded from Adjusted EBITDA but included in net loss from continuing operations:

•
Depreciation and Amortization. Depreciation and amortization expense is a non-cash expense relating to capital expenditures and intangible assets arising from acquisitions that are expensed on a straight-line basis over the estimated useful life of the related assets. The Company excludes depreciation and amortization expense from Adjusted EBITDA because management believes that (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Accordingly, management believes that this exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. Management believes that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in the Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for 2023 includes $349,832 related to the accelerated vesting of stock, which is recognized in separation expenses in the consolidated statements of operations. On March 2, 2022, the Company and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date of March 2, 2022. As a result, management recorded $5,417,043 of stock compensation expenses during March 2022 related to the options that vested through the twelve months ending March 2, 2023, which is recognized in separation expenses in the consolidated statements of operations. Management believes that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between the Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

•
Interest Expense. Interest expense is associated with the convertible notes entered into on September 1, 2021 in the amount of $24,000,000 (the “Notes”). The Notes are due on September 1, 2025, and accrue interest at an annual rate of 3.5%. Management excludes interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

•
Investment Income. Investment income is associated with the level of marketable debt securities and other interest-bearing accounts in which we invest. Interest and investment income can vary over time due to changes in interest rates and level of investments. Management excludes interest and investment income from Adjusted EBITDA (i) because these items are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income will recur in future periods.

•
Other Items. The Company engages in other activities and transactions that can impact net income (loss). In the periods reported, these other items included (i) change in fair value of warrant liability relating to warrants assumed in the acquisition of Helix; (ii) gain on sale of investment relating to the sale of a minority equity interest; (iii) gain on debt redemption which relates to a gain on the early retirement of a portion of the convertible notes (for further discussion, refer to “Note 10 – Warrant Liability” and “Note 12 – Convertible Notes” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) and (iv) litigation related expenses. Litigation related expenses relate to certain litigation related to entities acquired in the Helix merger (for further discussion, refer to “Item 3. Legal Proceedings” and “Note 18 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). Management excludes these other items from Adjusted EBITDA because management believes these activities or transactions are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the year ended December 31, 2023 includes $250,000 related to the salary continuation. Managements excludes these other items from Adjusted EBITDA because management believes these costs are not recurring and not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to our employees’ activities.

•
Income tax expense. Management excludes the income tax expense from Adjusted EBITDA (i) because management believes that the income tax expense is not directly attributable to the underlying performance of business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different tax attributes.

Limitations on the use of non-GAAP financial measures

There are limitations to using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with U.S. GAAP and may be different from non-GAAP financial measures provided by other companies.

The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon reported financial results. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which items are adjusted to calculate non-GAAP financial measures. Management compensates for these limitations by analyzing current and future results on a U.S. GAAP basis as well as a non-GAAP basis and also by providing U.S. GAAP measures in the Company’s public disclosures.

Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Management encourages investors and others to review the Company’s financial information in its entirety, not to rely on any single financial measure to evaluate the business and to view non-GAAP financial measures in conjunction with the most directly comparable U.S. GAAP financial measures.

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Years Ended December 31,
	2023	2022
Revenue	$20,481,330	$16,418,141

Net Income (loss) from continuing operations	1,733,430	(19,191,990)

Depreciation and amortization	74,438	65,554
Stock based compensation expense	6,573,969	11,920,575
Change in fair value of warrant liability	(3,984)	(364,687)
Interest and investment income	(2,327,974)	(266,213)
Interest expense	834,785	846,100
Gain on sale of investment	(5,805,858)	—
Gain on debt redemption	(111,151)	—
Severance expense	250,000	—
Litigation related expenses	1,032,985	258,872
Income tax expense	85,740	23,980

Adjusted EBITDA - continuing operations	$2,336,380	$(6,707,809)

Comparison of Years Ended December 31, 2023 and 2022

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the year ended December 31, 2023 was $2,336,380 compared to a loss of $6,707,809 for the years ended December 31, 2022, an increase of $9,044,189. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above, as well as a decrease in stock based compensation.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to building research and development, sales, marketing and management infrastructure, resulting in net losses and negative cash flows from operations through 2022. However, the Company has generated net income of $11,106,687, net cash from operating activities of $728,818 and Adjusted EBITDA of $2,336,380 for the year ended December 31, 2023 resulting from higher revenues from its healthcare information business and lower operating expenses from the streamlining of its operations after the divestiture of BioTrack. Historically, the Company’s operations have been financed primarily from cash proceeds received from equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. As of December 31, 2023, the Company’s balance of cash and marketable securities aggregated $48,339,575 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $24,870,181. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities - continuing operations	$787,893	$(6,071,014)
Net cash provided by (used in) investing activities - continuing operations	7,119,943	(4,797,267)
Net cash used in financing activities - continuing operations	(4,601,518)	(100,528)
Net increase in cash and cash equivalents - continuing operations	$3,306,318	$(10,968,809)

Net Cash Provided By (Used in) Operating Activities

Net cash provided by operating activities increased to $787,893 for the year ended December 31, 2023 compared to cash used in operating activities of $6,071,014 for the year ended December 31, 2022. The increase was primarily the result of an increased Adjusted EBITDA, compared to an Adjusted EBITDA loss in the prior year, partially offset by a decrease in deferred revenue of $2,111,460, a decrease of $5,346,605 in stock-based compensation, an increase of $2,322,312 in contract assets, and other working capital accounts related to the timing of cash flows from operations.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities of $7,119,943 increased by $11,917,210 for the year ended December 31, 2023 compared to cash used in investing activities of $4,797,267 for the year ended December 31, 2022. This is primarily the result of an increase in net purchases of marketable securities of $144,077,731, offset by an increase in cash received from the sale of discontinued operations of $24,413,595, the sale of marketable securities of $121,053,714, and proceeds from the sale of investment of $5,805,858.

Net Cash Used in Financing Activities

Net cash used in financing activities of $4,601,518 for the year ended December 31, 2023 increased by $4,500,990 compared to cash used in financing activities of $100,528 for the year ended December 31, 2022. The increase was primarily driven by the repurchase of common stock in the amount of $3,450,053, $960,000 cash used to redeem convertible securities, and changes in cash used to fund income tax withholding payments on vesting of employee restricted stock which was settled by surrendering shares to the Company.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, the Company evaluates its estimates, including those related to revenues, stock-based compensation, income taxes, contingencies and litigation.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies and estimates used in the preparation of its Consolidated Financial Statements affect its more significant judgments and estimates.

Revenue

The Company utilizes judgement to determine whether performance obligations in a contract are distinct and whether they are delivered at a point in time or over time. Judgement is also necessary to assess revenue recognized under contingent revenue arrangements.

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We make certain assumptions in order to value and expense our various share-based payment awards.

Income Taxes

The Company utilizes judgement and estimates in assessing the need for the valuation allowance related to deferred tax assets, including net operating loss carry-forwards. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Discontinued Operations

In accordance with ASC 205-20 Discontinued Operations, the results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2022, and recorded a gain on the sale of discontinued operations, net of tax during the year ended December 31, 2023. The Company evaluated the divestitures of the Helix Business in accordance with ASC 205-20 and determined that transactions in aggregate represented a strategic shift that had a major impact on the Company. Accounting for discontinued operations and the related gain on sale of discontinued operations requires us to make estimates and judgements regarding the allocation of costs and net asset values to discontinued operations.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted the update effective January 1, 2023 and the adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 was adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on our financial statements.

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
AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forian Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
San Jose, California
March 29, 2024

FORIAN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,042,986	$2,795,743
Marketable securities	42,296,589	17,396,487
Accounts receivable	2,572,931	1,809,028
Proceeds receivable from sale of discontinued operations, net	1,645,954	—
Contract assets	1,126,713	2,252,958
Prepaid expenses	1,077,233	835,786
Other current assets	2,515,509	432,338
Current assets of discontinued operations	—	1,393,688
Total current assets	57,277,915	26,916,028

Property and equipment, net	76,085	75,030
Right of use assets, net	10,664	32,560
Deposits and other assets	1,523,948	196,675
Non-current assets of discontinued operations	—	19,037,874
Total assets	$58,888,612	$46,258,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	161,590	316,105
Accrued expenses	4,252,257	3,766,789
Short-term operating lease liabilities	10,664	21,600
Warrant liability	563	4,547
Deferred revenues	2,413,551	2,581,287
Current liabilities of discontinued operations	—	1,662,247
Total current liabilities	6,838,625	8,352,575

Long-term liabilities:
Other long-term liabilities	1,000,000	10,960
Convertible notes payable, net of debt issuance costs (Note 12) ($6,000,000 in principal is held by a related party. Refer to Note 15)	24,870,181	25,106,547
Non-current liabilities of discontinued operations	—	365,609
Total long-term liabilities	25,870,181	25,483,116

Total liabilities	32,708,806	33,835,691

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 30,920,450 issued and outstanding as of December 31, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	30,920	32,251
Additional paid-in capital	73,834,300	71,182,326
Accumulated deficit	(47,685,414)	(58,792,101)
Total stockholders’ equity	26,179,806	12,422,476
Total liabilities and stockholders’ equity	$58,888,612	$46,258,167

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended December 31,
	2023	2022
Revenue	$20,481,330	$16,418,141

Costs and Expenses:
Cost of revenues	5,477,032	5,049,701
Research and development	1,407,580	4,009,769
Sales and marketing	4,884,267	3,949,026
General and administrative	13,633,193	16,879,858
Separation expenses	599,832	5,417,043
Depreciation and amortization	74,438	65,554
Total costs and expenses	26,076,342	35,370,951

Operating loss From Continuing Operations	(5,595,012)	(18,952,810)

Other Income (Expense):
Change in fair value of warrant liability	3,984	364,687
Interest and investment income	2,327,974	266,213
Gain on sale of investment	5,805,858	—
Interest expense	(834,785)	(846,100)
Gain on debt redemption	111,151	—
Total other income, net	7,414,182	(215,200)

Income (loss) from continuing operations before income taxes	1,819,170	(19,168,010)
Income tax expense	(85,740)	(23,980)
Income (loss) from continuing operations, net of tax	1,733,430	(19,191,990)

Loss from discontinued operations	(94,427)	(6,812,913)
Gain on sale of discontinued operations	11,531,849	32,932
Income tax effect on discontinued operations	(2,064,165)	—
Income (loss) from discontinued operations, net of tax	9,373,257	(6,779,981)

Net Income (Loss)	$11,106,687	$(25,971,971)

Net income (loss) per share:
Basic
Continuing operations	$0.05	$(0.60)
Discontinued operations	$0.29	$(0.21)
Net income (loss) per share - basic	$0.34	$(0.81)

Diluted
Continuing operations	$0.05	$(0.60)
Discontinued operations	$0.29	$(0.21)
Net income (loss) per share - diluted	$0.34	$(0.81)

Weighted-average shares outstanding - basic	32,030,855	32,031,096

Weighted-average shares outstanding - diluted	32,230,845	32,031,096

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	272,899	273	(191,738)	—	(191,465)
Repurchase and retirement of common stock, net of excise taxes	—	—	(1,604,676)	(1,605)	(3,482,949)	—	(3,484,554)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	6,326,662	—	6,326,662
Net income	—	—	—	—	—	11,106,687	11,106,687
Balance at December 31, 2023	—	$—	30,920,450	$30,920	$73,834,300	$(47,685,414)	$26,179,806

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2022	—	$—	31,773,154	$31,773	$57,959,622	$(32,820,130)	$25,171,265
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	453,068	453	(87,859)	—	(87,406)
Issuance of Forian common stock upon exercise of stock options	—	—	8,114	8	(8)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	16,990	17	(17)	—	—
Stock-based compensation expense	—	—	—	—	13,310,588	—	13,310,588
Net loss	—	—	—	—	—	(25,971,971)	(25,971,971)
Balance at December 31, 2022	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,2023 AND 2022

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,106,687	$(25,971,971)
Less: Income (loss) from discontinued operations	9,373,257	(6,779,981)
Income (loss) from continuing operations	1,733,430	(19,191,990)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,438	65,554
Amortization on right of use asset	21,896	1,627
Amortization of debt issuance costs	5,333	5,333
Amortization of discount - proceeds from sale of discontinued operations	(389,288)	—
Accrued interest on convertible notes	829,452	840,767
Accretion of discounts on marketable securities	(1,876,085)	(265,443)
Gain on sale of investment	(5,805,858)	—
Gain on debt redemption	(111,151)	—
Stock-based compensation expense	6,573,969	11,920,575
Change in fair value of warrant liability	(3,984)	(364,687)
Change in operating assets and liabilities:
Accounts receivable	(763,903)	(775,451)
Contract assets	1,126,245	(1,196,067)
Prepaid expenses	(241,447)	2,382
Changes in lease liabilities during the year	(21,896)	28,911
Deposits and other assets	(1,520,022)	496,485
Accounts payable	(154,521)	(131,368)
Accrued expenses	479,021	548,634
Deferred revenues	(167,736)	1,943,724
Other liabilities	1,000,000	—
Net cash provided by (used in) operating activities - continuing operations	787,893	(6,071,014)
Net cash used in operating activities - discontinued operations	(59,075)	(2,510,160)
Net cash provided by (used in) operating activities	728,818	(8,581,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	(47,678)
Purchase of marketable securities	(144,077,731)	(55,819,346)
Sale and maturity of marketable securities	121,053,714	51,087,663
Proceeds from sale of investment	5,805,858	—
Net cash from sale of discontinued operations	24,413,595	(17,906)
Net cash provided by (used in) investing activities - continuing operations	7,119,943	(4,797,267)
Net cash used in investing activities - discontinued operations	—	(1,663,778)
Net cash provided by (used in) investing activities	7,119,943	(6,461,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable and financing arrangements	—	(13,122)
Payment of employee withholding tax related to restricted stock units	(191,465)	(87,406)
Repurchase of common stock	(3,450,053)	—
Cash used to redeem convertible notes	(960,000)	—
Net cash used in financing activities - continuing operations	(4,601,518)	(100,528)
Net cash used in financing activities	(4,601,518)	(100,528)

Net change in cash	3,247,243	(15,142,747)

Cash and cash equivalents, beginning of period	2,795,743	17,938,490

Cash and cash equivalents, end of period	$6,042,986	$2,795,743

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,066,385	$18,444

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Medical Outcomes Research Analytics, LLC (“MOR”) for the purpose of effecting the business combination with Helix Technologies Inc, (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and related industries.

The business combination with Helix in March 2021 was accounted for as a reverse acquisition using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Helix provided software and analytics solutions to state governments and licensed operators in the cannabis industry, primarily through its subsidiary, Bio-Tech Medical Software, Inc. (“BioTrack”), until its sale of BioTrack in 2023.

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack; on March 3, 2022, Helix completed the sale of the assets of its security monitoring business: and on October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary (these businesses are collectively referred to as the “Helix Businesses”). As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company reclassified the assets and liabilities of the Helix Businesses to discontinued operations in the Consolidated Balance Sheet as of December 31, 2022. The Company will continue to provide analytics solutions to customers within the healthcare and related industries. For further discussion on the discontinued operations, refer to Note 4.

Note 2	BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with U.S. GAAP. The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB ASC.

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

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the years ended December 31, 2023 and 2022, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Foreign Currency

ASC Topic 830-10, Foreign Currency Matters (“ASC 830-10”), requires the use of highly inflationary accounting when a country has experienced a cumulative inflation of approximately 100% or more over a 3-year period. Under highly inflationary accounting, financial statements are remeasured into the reporting currency with resulting gains and losses included in earnings. The Company acquired a subsidiary as part of the Helix acquisition that operates in Argentina, which has been designated a highly inflationary economy. Accordingly, the Company has remeasured the financial statements of the subsidiary under ASC 830-10 as if the US dollar is its functional currency with resulting gains or losses recorded as other income or expense. The Company sold all of the assets of its operations in Argentina, Engeni LLC and Engeni SA, during October 2022. The financial results of the Company’s Argentina operations are included in discontinued operations for the years ended December 31, 2022. During the years ended December 31, 2022, sales in Argentina, which are included in discontinued operations, were less than 1% of the Company’s consolidated sales. The hyperinflationary conditions did not have a material impact on the Company’s business during 2022.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to accounting for the allowance for credit losses, income taxes, depreciation, amortization of intangible assets, contingencies, discontinued operations and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain personnel, information licensing and data processing costs that were previously classified in research and development expenses when the Company’s healthcare information business was in its start-up stage were reclassified to cost of revenues and general and administrative expenses in the consolidated statements of operations.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of December 31, 2023 and December 31, 2022 was $563 and $4,547, respectively, based on Level 3 inputs. Refer to Note 10 and Note 12.

Cash and Cash Equivalents and Credit Risk

The Company considers all cash accounts that are not subject to withdrawal restrictions and highly liquid investments with a maturity of less than three months, when purchased, as cash and cash equivalents.

The Company maintains cash with major financial institutions. Cash held at U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution, as the coverage is based on individually titled accounts. The portion of deposits in excess of FDIC coverage is not protected by such insurance and represents a credit risk to the Company. At times, the Company’s deposits exceed this coverage.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. The Company determines the allowance for credit losses based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for credit losses was $0 at December 31, 2023 and December 31, 2022.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve  equal monthly installments as partial consideration for the sale of BioTrack (see Note 4 – Discontinued Operations). As of December 31, 2023, proceeds from sale of discontinued operations consisted of two remaining monthly payments on the note due through February 10, 2024, aggregating $1,666,667, less an unamortized discount of $20,712. The Company recognized $389,288 of amortization of the $410,000 original discount recorded on the note interest and investment income for the year ended December 31, 2023.

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the years ended December 31, 2023 and 2022.

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized. Instead, it is tested annually for impairment, or more frequently if events occur or circumstances change that would more likely than not reduce its fair value below its carrying amount.

Goodwill is evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine whether further action is needed. The qualitative factors considered by Forian may include, but are not limited to, general economic conditions, the Company’s outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. If a quantitative test is required, the Company will compare the fair value of the relevant reporting unit to its carrying value. An impairment charge is then recognized for the amount for which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized will be limited to the amount of goodwill allocated to the reporting unit. No impairment losses have been recognized during the periods presented.

All of the Company’s previously reported goodwill related to discontinued operations and has been classified as non-current assets of discontinued operations at December 31, 2022. See Note 4 – Discontinued Operations.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it did not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $2,679,524 and $1,887,605 for the years ended December 31, 2023 and 2022, respectively. The Company has outstanding accounts receivable from this customer of $1,827 and $469,786 at December 31, 2023 and December 31, 2022, respectively. See Note 19.

On July 21, 2023 the customer merged with Vox Merger Sub, Inc. As a result of the merger, the Company received $5,805,858 of cash proceeds, net of holdbacks, in consideration for all of its equity interest in the customer, which was recorded as gain on sale of investment during the year ended December 31, 2023. Forian may receive additional earnout payments in 2025 and 2026 in an aggregate amount of up to approximately $3,600,000 if certain conditions are met.

Contract assets and deferred revenues consist of the following as of December 31, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2022	$70,278	$986,613	$1,056,891	$637,563
Beginning deferred revenue balance recognized during the period	—	—	—	(637,562)
Net change due to timing of billings, payments and recognition	87,738	1,108,329	1,196,067	2,581,286
Balance at December 31, 2022	158,016	2,094,942	2,252,958	2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,581,286)
Net change due to timing of billings, payments and recognition	(50,684)	(1,075,561)	(1,126,245)	2,413,550
Balance at December 31, 2023	$107,332	$1,019,381	$1,126,713	$2,413,551

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	December 31, 2023	December 31, 2022
Estimated next twelve months	$17,202,223	$15,790,233
Thereafter	20,831,200	22,192,028
Total	$38,033,423	$37,982,261

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

Customer Concentration

During the year ended December 31, 2023, the Company has two customers representing 13.1% and 12.0% of revenue. At December 31, 2023 the Company had two customers representing 15.8% and 15.1% of accounts receivable.

During the year ended December 31, 2022, the Company had two customers representing 11.5% and 14.3% of revenue. At December 31, 2022 the Company had three customers representing 25.9%, 14.8% and 14.6% of accounts receivable.

Vendors and Licensors

The Company licenses certain information assets from third parties as a key input to certain Information and Software products. Any disruptions associated with these suppliers could have a material short-term impact on the business while alternate sources are secured. The information licenses specify content deliverables and specified use rights for a fixed fee and time period. Payment terms for information licenses generally consist of upfront payments and annual licensing fees. The Company expenses the contract costs over the expected period of benefit, and records any differences between amounts expenses and payments incurred as other assets or liabilities on a contract by contract basis. Payments for licensed information, including additions to content assets and the changes in related liabilities, are classified within “Net cash provided by operating activities” on the consolidated statements of cash flows. In cases where the Company pays variable fees based on content usage, such costs are expensed as incurred.

Vendor Concentration

During the year ended December 31, 2023, the Company has two vendors representing 14.3% and 11.6% of purchases.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $56,800 and $10,563 for the years ended December 31, 2023 and 2022, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of ordinary shares or ordinary stock equivalents outstanding during the applicable period. The dilutive effect of ordinary stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number”, which is income (loss) from operations. Convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in ordinary shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

For the years ended December 31, 2023 and 2022, the Company recognized net income tax expense of $85,740 and $23,980, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations during the for the year ended December 31, 2023 which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,064,165 after utilization of federal and state net operating losses during the years ended December 31, 2023.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of December 31, 2023, the Company is not subject to examination in any tax jurisdictions.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted and signed into law. Regarded as the reduced version of the proposed Build Back Better Act, the IRA contains two main corporate income tax provisions, including a 15% minimum tax on the average annual adjusted financial statement income of corporations with profits over $1 billion over a three-year period, as well as a 1% excise tax on the corporate stock buybacks by domestic publicly traded corporations. The Company has evaluated the impact of the IRA on its financial statements for tax year 2023 and the IRA did not have a material impact on the Company’s financial statements.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months  and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the years ended December 31, 2023, include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

Stock Repurchase

On October 3, 2023, the Company repurchased 1,604,676 shares of its common stock from a group of affiliated investors in a privately negotiated transaction at a redemption price of $2.15 per share for an aggregate purchase price of $3,450,053. The shares were cancelled and retired and returned to authorized and unissued shares. The Company recorded $34,501 of excise taxes related to the stock repurchase to additional paid in capital as transaction costs.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13—Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This standard is intended to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, such as trade receivables. The amendment is effective for fiscal years beginning after December 15, 2022. The Company adopted the update effective January 1, 2023 and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The FASB issued ASU 2021-08 to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. ASU 2021-08 was adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	DISCONTINUED OPERATIONS

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30,000,000, consisting of $20,000,000 paid at closing and $10,000,000 paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, sold its Argentinian subsidiary Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and life sciences industries.

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the years ended December 31, 2023 and 2022, as applicable.

The Company recognized a gain on sale of BioTrack of $11,531,849 and a loss from discontinued operations of $94,427 during the year ended December 31, 2023 which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $2,064,165 during the year ended December 31, 2023.

The Company recorded a gain on the sale of assets related to its security monitoring business of $202,159 during the year ended December 31, 2022. The amount was reclassified to discontinued operations in 2023 as it was part of a strategic shift which became significant to the Company’s operations upon the sale of BioTrack.

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

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the consolidated statements of operations for the years ended December 31, 2023 and 2022, 2023 represents operations through the date of sale:

	For the Years Ended December 31,
	2023	2022
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$1,121,677	$9,765,460
Services	179,798	1,548,000
Other	—	274,255
Total revenues	1,301,475	11,587,715

Costs and Expenses:
Cost of revenues	699,015	5,844,355
Research and development	160,164	3,944,023
Sales and marketing	35,005	1,739,830
General and administrative	129,283	4,411,907
Depreciation and amortization	372,435	2,826,989
Total costs and expenses	1,395,902	18,767,104

Loss from discontinued operations for Helix Businesses	(94,427)	(7,179,389)

Other Income (Expense):
Interest and investment income	—	59,682
Interest expense	—	(27,236)
Foreign currency related gains, net	—	334,030
Total other income, net	—	366,476

Net loss from discontinued operations for Helix Businesses before income taxes	(94,427)	(6,812,913)
Gain on sale of discontinued operations	11,531,849	32,932
Income tax expense	(2,064,165)	—

Net gain (loss) from discontinued operations, net of tax for Helix Businesses	$9,373,257	$(6,779,981)

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the consolidated statements of operations. The Company invests in short-term U.S. Treasuries and money market mutual funds. As of December 31, marketable securities consisted of the following:

	2023	2022
United States Treasury Bills
Amortized Cost	$42,289,441	$17,392,503
Fair Market Value	$42,296,589	$17,396,487

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2023 and December 31, 2022, the Company’s balance sheet reflected prepaid expenses of $1,077,233 and $835,786, respectively, primarily relating to various software licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of December 31, 2023, are income taxes receivable of $1,890,391, deferred license costs of $381,820 and amounts receivable from employees of $236,364.

Included in current other assets as of December 31, 2022, are amounts receivable from employees totaling $432,338.

Note 7	PROPERTY AND EQUIPMENT, NET

As of December 31, property and equipment were comprised of the following:

	2023	2022
Personal computing equipment	$94,521	$160,079
Office equipment and capitalized software	73,260	7,991
Total	167,781	168,070
Less: Accumulated depreciation	(91,696)	(93,040)
Property and equipment, net	$76,085	$75,030

Note 8	DEPOSITS AND OTHER ASSETS

As of December 31, 2023, deposits and other assets included $1,390,156 of assets related to information license vendors (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

Note 9	ACCRUED EXPENSES

As of December 31, accrued expenses were comprised of the following:

	2023	2022
Employee compensation	1,546,614	2,077,232
Information Contracts (see Note 3 - Vendors and Licensors)	$1,533,861	$—
Accrued expenses	1,171,782	1,689,557
Total	$4,252,257	$3,766,789

Note 10	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently re-measured at each reporting period with changes being recorded in the consolidated statements of operations. As of December 31, 2023 and 2022, the Company had 50,954 and 92,058 warrants outstanding classified as liabilities, respectively. During the year ended December 31, 2023, 51,102 warrants expired.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model using the following inputs:

	As of December 31, 2023	As of December 31, 2022
Fair value of Company’s common stock	$2.93	$2.73
Dividend yield	0%	0%
Expected volatility	68% - 83%	76% - 92%
Risk free interest rate	5.06% - 5.54%	4.34% - 4.75%
Expected life (years)	0.30	0.91
Exercise price	$8.00 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$563	$4,547

The following table summarizes the change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy:

Amount
Balance as of January 1, 2023	$4,547
Change in fair value of warrant liability	(3,984)
Balance as of December 31, 2023	$563

Amount
Balance as of January 1, 2022	$369,234
Change in fair value of warrant liability	(364,687)
Balance as of December 31, 2022	$4,547

Note 11	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2023 consists of liabilities related to the Company’s information license vendors (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors). Other long-term liabilities at December 31, 2022 consists of operating lease liabilities.

Note 12	CONVERTIBLE NOTES

	December 31, 2023	December 31, 2022
Principal outstanding	$23,000,000	$24,000,000
Add: accrued interest	1,879,068	1,120,767
Less: unamortized debt issuance costs	(8,887)	(14,220)
Convertible note payable, net of debt issuance costs	$24,870,181	$25,106,547

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $829,452 and $840,767 for the years ended December 31, 2023 and 2022, respectively.

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

                The Company did not elect the fair value measurement option for the Notes. The estimated fair value of the Notes was $22,609,000 and $21,450,000 as of December 31, 2023 and December 31, 2022, respectively.

              The fair value of the Notes was calculated using the present value of the Notes and the estimated fair value of the conversion option calculated using the Black-Scholes model and the following Level 3 inputs:

	December 31, 2023	December 31, 2022
Fair value of Company’s common stock	$2.93	$2.73
Dividend yield	0%	0%
Expected volatility	82.0%	84.0%
Risk Free interest rate	4.40%	4.30%
Expected life (years) remaining	1.67	2.67
Exercise price	$11.98	$11.98

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the years ended December 31, 2023 and 2022, the Company recognized $5,333 and $5,333 in amortization of debt issuance costs, respectively.

On September 12, 2023, the Company redeemed $1,000,000 in principal and $71,151 of accrued interest thereon for an aggregate redemption price of $960,000 resulting in a gain of $111,151, which is included in other income and expense in the Consolidated Statements of Operations.

Note 13	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	1,146,131	$1.28
Issued	—	11.71
Vested	(474,768)	0.03
Canceled	(120,105)	12.18
Unvested at December 31, 2022	551,258	3.28
Issued	570,000	3.79
Vested	(331,934)	7.30
Canceled	(44,339)	0.44
Unvested at December 31, 2023	744,985	$2.05

The 744,985 of unvested awards at December 31, 2023 consisted of 699,748 restricted stock units and 45,237 shares of restricted stock.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. The value attributable to service subsequent to the business combination is recognized as compensation cost by the Company. As of December 31, 2023, options to purchase 281,494 shares of common stock remain outstanding.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options outstanding as of December 31, are as follows:

	2023	2022
Exercise Price	$2.00 to $51.80	$2.00 to $51.80
Fair value of Company common stock	$2.40 to $15.61	$2.98 to $15.61
Dividend yield	0%	0%
Expected volatility	74% to 188%	83% to 188%
Risk Free interest rate	0.27% to 4.67%	0.27% to 4.52%
Expected life (years) remaining	0.01 to 9.99	0.01 to 9.62

 The following summarizes option activity under the Company’s stock plan for the years ended December 31, 2023 and 2022:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2022	4,046,973	$14.25	8.75
Granted	1,203,250	$4.02	9.14
Exercised	(33,334)	$2.47	2.55
Forfeited and expired	(1,233,081)	$13.87	8.12
Outstanding at December 31, 2022	3,983,808	$10.53	8.23
Granted	1,416,000	$3.46	9.28
Exercised	(2,452)	$2.20	4.42
Forfeited and expired	(1,556,812)	$12.53	7.40
Outstanding at December 31, 2023	3,840,544	$7.12	8.96
Vested options at December 31, 2023	1,500,629	$12.98	6.11

The weighted average exercise price and remaining contractual life of exercisable options as of December 31, 2023 is $12.98 and 6.11 respectively. The total aggregate intrinsic value of the exercisable options as of December 31, 2023 was approximately $34,299.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $2.53 and $3.62 for the years ended December 31, 2023 and 2022, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the years ended December 31, 2023 includes $349,832 related to the accelerated vesting of stock, which is included in “separation expenses” in the consolidated statements of operations.

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

At December 31, 2023, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $11,359,575, which the Company expects to recognize over a weighted-average period of approximately 3.08 years. Stock compensation expense for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Services	$155,097	$133,585
Research and development	167,368	307,209
Sales and marketing	318,860	401,014
General and administrative	5,582,812	5,661,724
Separation expenses	349,832	5,417,043
Subtotal	6,573,969	11,920,575
Discontinued operations	(247,308)	1,390,013
Total	$6,326,661	$13,310,588

Total intrinsic value of options exercised during the period ended December 31, 2023 was $3,139. The total fair value of restricted shares vested during the period ended December 31, 2023 was $972,567.

Note 14	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2023	2022
Net income (loss):
Income (loss) from continuing operations	$1,733,430	$(19,191,990)
Income (loss) from discontinued operations	9,373,257	(6,779,981)
Net Income (loss)	$11,106,687	$(25,971,971)

Basic income (loss) from continuing operations per share attributable to common shareholders:	$0.05	$(0.60)
Basic income (loss) from discontinued operations per share:	0.29	(0.21)
Net income (loss) per common share	$0.34	$(0.81)

Diluted net loss per share:
Income (loss) from continuing operations	1,733,430	(19,191,990)
Income from continuing operation after the effect of assumed conversions	$1,733,430	$(19,191,990)

Income (loss) from discontinued operations	$9,373,257	$(6,779,981)

Weighted average common shares outstanding - basic and diluted	32,030,855	32,031,096
Plus: Dilutive effect of restricted stock awards and stock options – treasury stock method	199,990	—
Weighted average common shares outstanding assuming dilution	32,230,845	32,031,096

Diluted income (loss) from continuing operations per common share	0.05	(0.60)
Diluted income (loss) from discontinued operations per common share	0.29	(0.21)
Net income (loss) per common share	$0.34	$(0.81)

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive.

	For the Years Ended December 31,
	2023	2022
Potentially dilutive securities:
Warrants	50,954	102,056
Stock options	2,923,792	3,938,808
Convertible notes	2,460,690	2,497,560
Unvested restricted stock awards and units	699,748	551,258
Total	6,135,184	7,089,682

Note 15	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2023 and 2022 of $317,722 and $467,324 respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who holds $6,000,000 of the Notes. See Note 12 for additional information.

On October 3, 2023, the Company repurchased 1,604,676 shares of its common stock from a group of affiliated investors in a privately negotiated transaction at a redemption price of $2.15 per share for an aggregate purchase price of $3,450,053. The shares were cancelled and retired and returned to authorized and unissued shares.

Note 16	INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, the Company’s consolidated income from continuing operations before income taxes for the U.S. and foreign entities, in the aggregate, is as follows:

	For the Years Ended December 31,
	2023	2022
United States	$1,819,170	$(19,168,010)
Foreign	—	—
Total loss before provision for income taxes	$1,819,170	$(19,168,010)

The income tax expense for continuing operations consisted of the following for the years ending December 31, 2023 and December 31, 2022:

	For the Years Ended December 31,
	2023	2022
Current:
Federal	$7,348	$—
State	78,392	23,980
Foreign	—	—
	$85,740	$23,980

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$85,740	$23,980

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Income tax expense (benefit) at federal statutory rate	21.0%	21.0%
Nondeductible/nontaxable items	(0.63)%	0.34%
Stock-based compensation	260.39%	—%
Gain on sale of operations	—%	0.89%
State taxes	12.90%	7.49%
Rate change	(4.46)%	(0.87)%
True-up and other	(38.24)%	(0.44)%
Valuation allowance	(246.77)%	(28.54)%
Income tax expense	4.19%	(0.13)%

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

For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that it will increase taxable income. The Company will continue to monitor this issue for future developments and its impact on taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following items comprise the Company’s net deferred tax assets and liabilities from continuing operations as of December 31, 2023 and December 31, 2022:

	As of December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$—	$21,421
Reserves	—	49,827
Accrued expenses	237,689	357,441
Lease liability	2,910	9,007
Stock compensation	2,028,170	5,514,035
Depreciation	3,380	10,813
Amortization	56,882	65,021
Capitalized Sec. 174 expenses	1,138,021	914,390
Net operating loss carry forwards	5,140,001	10,517,739
Deferred income tax assets	$8,607,053	$17,459,694

Valuation allowance	(8,119,492)	(17,332,381)
Total net deferred income tax assets	$487,561	$127,313

Prepaid expenses	(29,302)	(43,741)
Unrealized FX gain/ loss	(1,951)	(74,565)
Installment sale receivable	(453,398)	—
Right-of-use asset	(2,910)	(9,007)
Deferred income tax liability	$(487,561)	$(127,313)

Net deferred taxes	$—	$—

As of the year ended December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $19,744,461 and $24,522,199, respectively. Federal net operating loss carryforwards in the amount of approximately $19,744,461 have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely.

State net operating loss carryforwards in the amount of $9,131,824 begin expiring in 2036 and approximately $15,390,375 have an indefinite life.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company cannot rely on a history of earnings. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets because it is more likely than not that all of the deferred tax assets will not be realized.

As of December 31, 2023, deferred tax assets were offset by deferred tax liabilities and a valuation allowance on any remaining balance. A valuation allowance of $8,119,492 has been recorded to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $9,212,889 in the year. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth in the relevant jurisdictions.

As required by the uncertain tax position guidance in ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740, Accounting for Income to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2019 to the present in the U.S. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

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

The Company is obligated under two short-term leases related to offices in Pennsylvania and Massachusetts. These short-term leases are currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that the Company would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Years Ended December 31,
	2023	2022
Cash used in operating leases	$22,374	$1,800

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	December 31, 2023	December 31, 2022
Right of use assets, net	$10,664	$32,560

Short-term operating lease liabilities	$10,664	$21,600
Long-term operating lease liabilities	—	—
Total lease liabilities	$10,664	$21,600
Weighted average remaining lease term (in years)	0.50	1.48
Weighted average discount rate	9.5%	9.3%

The components of lease expense were as follows for each of the periods presented, which are included in operating expenses in the consolidated statements of operations:

	For the Years Ended December 31,
	2023	2022
Operating lease expense	$22,374	$1,800
Short-term lease expense	27,833	46,693
Total operating lease costs	$50,207	$48,493

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2023, were as follows:

December 31, 2023
2024	$10,962
Less imputed interest	(298)
Total	$10,664

Note 18	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of December 31, 2023:

December 31, 2023
Year ending December 31, 2024	$3,245,250
Year ending December 31, 2025	3,652,500
Year ending December 31, 2026	2,854,641
Thereafter	5,077,184
$14,829,575

Commitments and contingencies includes $2,553,861 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint seeks unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. On March 8, 2024, the parties entered into a Settlement Agreement and General Release, which included a release of GTI, the Company and its subsidiaries and all related parties. The parties filed a Joint Stipulation to Dismiss with Prejudice with respect to this matter on March 18, 2024. The Court entered a Final Order of Dismissal with Prejudice with respect to this matter on March 27, 2024.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently being briefed. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Note 19	SUBSEQUENT EVENTS

On January 2, 2024, the Company granted nonqualified stock options to a new employee to purchase 2,500 shares of common stock of the Company at an exercise price of $3.69 per share, which amount represents the closing price of the Company’s common stock on such date, which grant was approved by the Board on December 28, 2023.

On January 12, 2024, the Company’s Board of Directors approved (a) the grant of nonqualified stock options to employees to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $2.68 per share, which amount represents the closing price of the Company’s common stock on such date, and (b) the grant of 350,000 restricted stock units to employees at a value of $2.60 per share.

On February 28, 2024, the Company redeemed $1,000,000 in principal and $87,356 of accrued interest on convertible notes for an aggregate redemption price of $950,000 resulting in an anticipated gain of $137,356.

On March 27, 2024, the Company’s Board of Directors approved the grant of nonqualified stock options to a new employee and its independent directors to purchase an aggregate of 115,000 shares of common stock of the Company at an exercise price of $3.20 per share, which amount represents the closing price of the Company’s common stock on such date.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2023, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

•	we did not have properly designed general information technology controls surrounding logical access, change management, and vendor application management.

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

Remediation

We have implemented several processes and control procedures in 2023, including those outlined below, to remediate the deficiencies noted above and from the prior year.

We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We implemented a new ERP system in 2023 and are currently establishing and testing appropriate logical access and other controls regarding the system. We may implement additional systems to improve our internal controls over financial reporting. Additionally, the divestiture of BioTrack during the year has resulted in a less complex control environment which, coupled with the implementation and effective operation of new entity level, financial reporting, treasury, accounts payable, and payroll controls, has resulted in a conclusion that our previously identified material weaknesses related to (1) lack of segregation of duties over the cash, accounts payable, payroll, and financial reporting transaction classes; and (2) evidence of formalization surrounding internal controls and the financial close process are fully remediated.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above in our remediation efforts.

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

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to Forian’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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
10.2
License Agreement, dated June 30, 2019 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv) (incorporated by reference to Exhibit 10.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021, February 9, 2021 and December 20, 2023).

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

19*	Forian Inc. Insider Trading Policy.
21*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97*	Forian Inc. Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10‑K.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

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