Form 10-Q
period 2024-03-31
Forian Inc.
filed 2024-05-14
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of May 10, 2024, there were 31,139,684 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

Item 1.	Financial Statements and Supplementary Unaudited Data

	March 31,	December 31,
	2024	2023
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,029,128	$6,042,986
Marketable securities	46,405,857	42,296,589
Accounts receivable	4,267,782	2,572,931
Proceeds receivable from sale of discontinued operations, net	—	1,645,954
Contract assets	1,023,413	1,126,713
Prepaid expenses	868,525	1,077,233
Other current assets	2,437,222	2,515,509
Total current assets	56,031,927	57,277,915

Property and equipment, net	67,198	76,085
Right of use assets, net	5,395	10,664
Deposits and other assets	1,390,589	1,523,948
Total assets	$57,495,109	$58,888,612

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	374,735	161,590
Accrued expenses and other current liabilities	3,235,544	4,252,257
Short-term operating lease liabilities	5,395	10,664
Warrant liability	450	563
Deferred revenues	2,852,454	2,413,551
Total current liabilities	6,468,578	6,838,625

Long-term liabilities:
Other long-term liabilities	500,000	1,000,000
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	23,981,788	24,870,181
Total long-term liabilities	24,481,788	25,870,181
Total liabilities	30,950,366	32,708,806
Commitments and contingencies (Note 16)
	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,093,172 issued and outstanding as of March 31, 2024 and 30,920,450 issued and outstanding as of December 31, 2023	31,093	30,920
Additional paid-in capital	75,411,679	73,834,300
Accumulated deficit	(48,898,029)	(47,685,414)
Total stockholders’ equity	26,544,743	26,179,806
Total liabilities and stockholders’ equity	$57,495,109	$58,888,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$4,877,378	$4,870,387

Costs and Expenses:
Cost of revenues	1,703,357	1,252,215
Research and development	389,889	531,689
Sales and marketing	1,055,141	1,196,192
General and administrative	3,492,454	3,639,826
Separation expenses	—	599,832
Depreciation and amortization	8,887	38,430
Total costs and expenses	6,649,728	7,258,184

Operating Loss From Continuing Operations	(1,772,350)	(2,387,797)

Other Income (Expense):
Change in fair value of warrant liability	113	(5,559)
Interest and investment income	675,157	382,922
Gain on sale of investment	48,612	—
Interest expense	(198,963)	(208,456)
Gain on debt redemption	137,356	—
Total other income, net	662,275	168,907

Loss from continuing operations before income taxes	(1,110,075)	(2,218,890)
Income tax expense	(102,540)	(29,909)
Loss from continuing operations, net of tax	(1,212,615)	(2,248,799)

Loss from discontinued operations	—	(94,427)
Gain on sale of discontinued operations	—	11,531,849
Income tax effect on discontinued operations	—	(2,690,144)
Income from discontinued operations, net of tax	—	8,747,278

Net (Loss) Income	$(1,212,615)	$6,498,479

Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	$—	$0.27
Net (loss) income per share - basic and diluted	$(0.04)	$0.19

Weighted-average shares outstanding	30,999,433	32,300,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2024	—	$—	30,920,450	$30,920	$73,834,300	$(47,685,414)	$26,179,806
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at March 31, 2024	—	$—	31,093,172	$31,093	$75,411,679	$(48,898,029)	$26,544,743

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	166,615	167	(94,766)	—	(94,599)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,580,925	—	1,580,925
Net income	—	—	—	—	—	6,498,479	6,498,479
Balance at March 31, 2023	—	$—	32,418,842	$32,419	$72,668,484	$(52,293,622)	$20,407,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,212,615)	$6,498,479
Less: Income from discontinued operations	—	8,747,278
Loss from continuing operations	(1,212,615)	(2,248,799)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,887	38,430
Amortization on right of use asset	5,269	5,214
Amortization of debt issuance costs	1,333	1,333
Amortization of discount - proceeds from sale of discontinued operations	(20,712)	(55,041)
Accrued interest on convertible notes	197,630	208,456
Accretion of discounts on marketable securities	(619,565)	(320,530)
Gain on sale of investment	(48,612)	—
Gain on debt redemption	(137,356)	—
Stock-based compensation expense	1,658,915	1,828,233
Change in fair value of warrant liability	(113)	5,559
Change in operating assets and liabilities:
Accounts receivable	(1,694,851)	(1,986,256)
Contract assets	103,300	412,244
Prepaid expenses	208,708	409,800
Changes in lease liabilities during the year	(16,229)	(5,214)
Deposits and other assets	211,646	11,841
Accounts payable	213,145	33,346
Accrued expenses	(1,016,713)	(59,788)
Deferred revenues	438,903	519,395
Other liabilities	(489,040)	—
Net cash used in operating activities - continuing operations	(2,208,070)	(1,201,777)
Net cash used in operating activities - discontinued operations	—	(26,649)
Net cash used in operating activities	(2,208,070)	(1,228,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(75,493)
Purchase of marketable securities	(48,848,811)	(39,704,579)
Sale and maturity of marketable securities	45,359,108	18,256,876
Proceeds from sale of investment	48,612	—
Net cash from sale of discontinued operations	1,666,666	20,890,193
Net cash used in investing activities - continuing operations	(1,774,425)	(633,003)
Net cash used in investing activities	(1,774,425)	(633,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(81,363)	(94,599)
Cash used to redeem convertible notes	(950,000)	—
Net cash used in financing activities - continuing operations	(1,031,363)	(94,599)
Net cash used in financing activities	(1,031,363)	(94,599)

Net change in cash	(5,013,858)	(1,956,028)
Cash and cash equivalents, beginning of period	6,042,986	2,795,743
Cash and cash equivalents, end of period	$1,029,128	$839,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2024. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of (i) Medical Outcomes Research Analytics, LLC and (ii) Helix Technologies, Inc. and its wholly owned subsidiaries including Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), Green Tree International, Inc. and Bio-Tech Medical Software, Inc. (through February 10, 2023, on which date 100% of the outstanding capital stock of Bio-Tech Medical Software, Inc. was sold). All intercompany transactions have been eliminated in consolidation.

Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack.

    As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three months ended March 31, 2023, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to accounting for the allowance for credit losses, income taxes, contingencies, discontinued operations and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of March 31, 2024 and December 31, 2023 was $450 and $563, respectively, based on Level 3 inputs. Refer to Note 10.

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

Outstanding account balances are reviewed individually for collectability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for credit losses was $0 at March 31, 2024 and December 31, 2023.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of BioTrack (see Note 4 – Discontinued Operations). As of March 31, 2024, the note has been fully paid. The Company recognized $20,712 and $55,041 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three months ended March 31, 2024 and 2023, respectively.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it did not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $798,134 and $651,762 for the three months ended March 31, 2024 and 2023, respectively. The Company has outstanding accounts receivable from this customer of $795,278 and $1,827 at March 31, 2024 and December 31, 2023, respectively.

On July 21, 2023, the customer merged with Vox Merger Sub, Inc. As a result of the merger, the Company received $5,805,858 of cash proceeds, net of holdbacks, in consideration for all of its equity interest in the customer, which was recorded as gain on sale of investment during the year ended December 31, 2023. Forian may receive additional earnout payments in 2025 and 2026 in an aggregate amount of up to approximately $3,600,000 if certain conditions are met.

Contract assets and deferred revenues consist of the following as of March 31, 2024:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2023	$158,016	$2,094,942	$2,252,958	$2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,581,286)
Net change due to timing of billings, payments and recognition	(50,684)	(1,075,561)	(1,126,245)	2,413,550
Balance at December 31, 2023	107,332	1,019,381	1,126,713	2,413,551
Beginning deferred revenue balance recognized during the period	—	—	—	(1,748,676)
Net change due to timing of billings, payments and recognition	(17,076)	(86,224)	(103,300)	2,187,579
Balance at March 31, 2024	$90,256	$933,157	$1,023,413	$2,852,454

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	March 31, 2024	December 31, 2023
Estimated next twelve months	$17,661,721	$17,202,223
Thereafter	20,923,875	20,831,200
Total	$38,585,596	$38,033,423

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

As discussed above, the Company disposed of its businesses servicing the cannabis industry in 2023, and has reclassified its historical results as discontinued operations. As such, the Company’s continuing operations are comprised of a single reportable segment providing analytic and information services to the healthcare and life sciences industries.

Customer Concentration

During the three months ended March 31, 2024, the Company had two customers representing 16.4% and 13.8% of revenue. At March 31, 2024, the Company had three customers representing 18.6%, 11.6% and 10.9% of accounts receivable.

During the three months ended March 31, 2023, the Company had two customers representing 13.4% and 12.6% of revenue. At March 31, 2023, the Company had four customers representing 29.9%, 13.1%, 10.5% and 10.5% of accounts receivable.

Vendors and Licensors
The Company licenses certain information assets from third parties as a key input to certain Information and Software products. Any disruptions associated with these suppliers could have a material short-term impact on the business while alternate sources are secured. The information licenses specify content deliverables and specified use rights for a fixed fee and time period. Payment terms for information licenses generally consist of upfront payments and annual licensing fees. The Company expenses the contract costs over the expected period of benefit, and records any differences between amounts expensed and payments incurred as other assets or liabilities on a contract by contract basis. Payments for licensed information, including the changes in related assets and liabilities, are classified within “Net cash provided by operating activities” on the condensed consolidated statements of cash flows. In cases where the Company pays variable fees based on content usage, such costs are expensed as incurred.

Vendor Concentration

During the three months ended March 31, 2024, the Company had three vendors representing 15.2%, 12.7% and 10.5% of purchases and expenses.

During the three months ended March 31, 2023, the Company had three vendors representing 17.4%, 12.6% and 10.1% of purchases and expenses.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $35,642 and $15,125 for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

For the three months ended March 31, 2024 and 2023, the Company recognized net income tax expense of $102,540 and $29,909, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations for the three months ended March 31, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,690,144 after utilization of federal and state net operating losses during the three months ended March 31, 2023.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2024, the Company is not subject to examination in any tax jurisdictions.

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

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the three months ended March 31, 2023, include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures. This amendment will go into effect for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	DISCONTINUED OPERATIONS

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30,000,000, consisting of $20,000,000 paid at closing and $10,000,000 paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, Helix sold its Argentinian subsidiary, Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and life sciences industries.

The Helix Businesses have been presented in discontinued operations separate from continuing operations for the three months ended March 31, 2023.

The Company recorded a gain on the sale of assets related to its security monitoring business of $11,531,849 and a loss from discontinued operations of $94,427 during the three months ended March 31, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $2,690,144 during the three months ended March 31, 2023.

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three months ended March 31, 2023, through the date of sale:

For the Three Months Ended
March 31, 2023
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$1,121,677
Services	179,798
Total revenues	1,301,475

Costs and Expenses:
Cost of revenues	699,015
Research and development	160,164
Sales and marketing	35,005
General and administrative	129,283
Depreciation and amortization	372,435
Total costs and expenses	1,395,902

Net loss from discontinued operations for Helix Businesses before income taxes	(94,427)
Gain on sale of discontinued operations	11,531,849
Income tax expense	(2,690,144)

Net gain from discontinued operations, net of tax for Helix Businesses	$8,747,278

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of March 31, 2024 and December 31, 2023, marketable securities consisted of the following:

	March 31, 2024	December 31, 2023
United States Treasury Bills
Amortized Cost	$46,424,484	$42,289,441
Fair Market Value	$46,405,857	$42,296,589

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2024 and December 31, 2023, the Company’s balance sheet reflected prepaid expenses of $868,525 and $1,077,233, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of March 31, 2024, are income taxes receivable of $1,786,581, deferred license costs of $382,481 and amounts receivable from employees of $164,765.

Included in current other assets as of December 31, 2023, are income taxes receivable of $1,890,391, deferred license costs of $381,820 and amounts receivable from employees of $236,364.

Note 7	PROPERTY AND EQUIPMENT, NET

As of March 31, 2024 and December 31, 2023, property and equipment were comprised of the following:

	March 31, 2024	December 31, 2023
Personal computing equipment	$94,521	$94,521
Office equipment and capitalized software	73,260	73,260
Total	167,781	167,781
Less: Accumulated depreciation	(100,583)	(91,696)
Property and equipment, net	$67,198	$76,085

Note 8	DEPOSITS AND OTHER ASSETS

As of March 31, 2024, deposits and other assets included $1,264,435 of assets related to information license vendors (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).
As of December 31, 2023, deposits and other assets included $1,390,156 of assets related to information license vendors (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

Note 9	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2024 and December 31, 2023, accrued expenses were comprised of the following:

	March 31, 2024	December 31, 2023
Employee compensation	$904,073	$1,546,614
Information Contracts (see Note 3 - Vendors and Licensors)	1,411,216	1,533,861
Accrued expenses	920,255	1,171,782
Total	$3,235,544	$4,252,257

Note 10	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently remeasured to fair value at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of March 31, 2024 and 2023, the Company had 16,132 and 86,502 warrants outstanding classified as liabilities, respectively. During the three months ended March 31, 2024, 34,822 warrants expired.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model using the following inputs:

	As of March 31, 2024	As of December 31, 2023
Fair value of Company’s common stock	$3.32	$2.93
Dividend yield	0%	0%
Expected volatility	80.0%	68% - 83%
Risk free interest rate	5.00%	5.06% - 5.54%
Expected life (years)	0.35	0.30
Exercise price	$8.00 - $20.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$450	$563

The following table summarizes the change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy:

Amount
Balance as of January 1, 2024	$563
Change in fair value of warrant liability	(113)
Balance as of March 31, 2024	$450

Amount
Balance as of January 1, 2023	$4,547
Change in fair value of warrant liability	5,559
Balance as of March 31, 2023	$10,106

Note 11	CONVERTIBLE NOTES

	March 31, 2024	December 31, 2023
Principal outstanding	$22,000,000	$23,000,000
Add: accrued interest	1,989,342	1,879,068
Less: unamortized debt issuance costs	(7,554)	(8,887)
Convertible note payable, net of debt issuance costs	$23,981,788	$24,870,181

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock, and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $197,630 and $208,456 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the three months ended March 31, 2024 and 2023, the Company recognized $1,333 in amortization of debt issuance costs.

On February 28, 2024, the Company redeemed $1,000,000 in principal and $87,356 of accrued interest thereon for an aggregate redemption price of $950,000 resulting in a gain of $137,356, which is included in other income and expense in the Condensed Consolidated Statements of Operations.

Note 12	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	551,258	$3.28
Issued	570,000	3.79
Vested	(331,934)	7.30
Canceled	(44,339)	0.44
Unvested at December 31, 2023	744,985	2.05
Issued	350,000	2.68
Vested	(199,719)	3.85
Canceled	—	—
Unvested at March 31, 2024	895,266	$1.89

The 895,266 of unvested awards at March 31, 2024 consisted of 873,498 restricted stock units and 21,768 shares of restricted stock.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. As of March 31, 2024, options to purchase 210,493 shares of common stock remain outstanding.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options outstanding as of March 31, 2024 and December 31, 2023 are as follows:

	2024	2023
Exercise Price	$2.00 to $33.20	$2.00 to $51.80
Fair value of Company common stock	$1.90 to $15.61	$2.40 to $15.61
Dividend yield	0%	0%
Expected volatility	74% to 188%	74% to 188%
Risk Free interest rate	0.27% to 4.67%	0.27% to 4.67%
Expected life (years) remaining	0.01 to 9.99	0.01 to 9.99

The following summarizes option activity under the Company’s stock plan for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	3,983,808	$10.53	8.23
Granted	1,416,000	$3.46	9.28
Exercised	(2,452)	$2.20	4.42
Forfeited and expired	(1,556,812)	$12.53	7.40
Outstanding at December 31, 2023	3,840,544	$7.12	8.96
Granted	467,500	$2.81	9.84
Exercised	(14,375)	$2.98	(1.01)
Forfeited and expired	(86,001)	$10.41	2.06
Outstanding at March 31, 2024	4,207,668	$6.59	9.23
Vested options at March 31, 2024	1,833,270	$9.10	6.65

The weighted average exercise price and remaining contractual life of exercisable options as of March 31, 2024 is $9.10 and 6.65 respectively. The total aggregate intrinsic value of the exercisable options as of March 31, 2024 was approximately $130,534.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $2.00 and $3.42 for the three months ended March 31, 2024 and 2023, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the three months ended March 31, 2023 includes $349,832 related to the accelerated vesting of stock, which is included in “separation expenses” in the condensed consolidated statements of operations.

At March 31, 2024, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $11,507,944, which the Company expects to recognize over a weighted-average period of approximately 3.22 years. Stock compensation expense for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
Services	$32,321	$37,926
Research and development	58,491	38,192
Sales and marketing	75,348	54,002
General and administrative	1,492,755	1,348,281
Separation expenses	—	349,832
Subtotal	1,658,915	1,828,233
Discontinued operations	—	(247,308)
Total	$1,658,915	$1,580,925

Total intrinsic value of options exercised during the period ended March 31, 2024 was $8,375. The total fair value of restricted shares vested during the period ended March 31, 2024 was $663,067.

Note 13	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income:
Loss from continuing operations	$(1,212,615)	$(2,248,799)
Income from discontinued operations	—	8,747,278
Net (Loss) Income	$(1,212,615)	$6,498,479

Basic loss from continuing operations per share attributable to common shareholders:	$(0.04)	$(0.08)
Basic income from discontinued operations per share:	—	0.27
Net (loss) income per common share	$(0.04)	$0.19

Diluted net loss per share:
Loss from continuing operations	(1,212,615)	(2,248,799)
Loss from continuing operation after the effect of assumed conversions	$(1,212,615)	$(2,248,799)

Income from discontinued operations	$—	$8,747,278

Weighted average common shares outstanding - basic and diluted	30,999,433	32,300,237

Diluted loss from continuing operations per common share	(0.04)	(0.08)
Diluted income from discontinued operations per common share	—	0.27
Net (loss) income per common share	$(0.04)	$0.19

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is loss from continuing operations.

	For the Three Months Ended March 31,
	2024	2023
Potentially dilutive securities:
Warrants	16,132	96,500
Stock options	4,207,668	4,634,302
Convertible notes	2,369,728	2,514,849
Unvested restricted stock awards and units	895,266	910,720
Total	7,488,794	8,156,371

Note 14	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2024 and 2023 of $52,050 and $49,032 respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who held $6,000,000 of the Notes until his death on April 11, 2024, which notes are held by the spouse of the deceased director. See Note 11 for additional information.

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

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Three Months Ended March 31,
	2024	2023
Cash used in operating leases	$5,481	$5,931

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2024	December 31, 2023
Right of use assets, net	$5,395	$10,664

Short-term operating lease liabilities	$5,395	$10,664
Total lease liabilities	$5,395	$10,664
Weighted average remaining lease term (in years)	0.25	0.50
Weighted average discount rate	9.5%	9.5%

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2024	2023
Operating lease expense	$5,481	$5,931
Short-term lease expense	8,042	4,812
Total operating lease costs	$13,523	$10,743

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2024, were as follows:

March 31, 2024
2024 (remaining)	$5,481
Less imputed interest	(86)
Total	$5,395

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of March 31, 2024:

March 31, 2024
Year ending December 31, 2024	$1,956,750
Year ending December 31, 2025	3,652,500
Year ending December 31, 2026	2,802,500
Thereafter	5,017,500
$13,429,250

Commitments and contingencies includes $1,902,779 recorded in accrued expenses and other liabilities, representing information license liabilities various licensing agreements (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently pending before the Court. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

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

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Financial Operations Overview

The following discussion sets forth certain components of the Company’s statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from licensing fees for the Company’s proprietary information products. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended March 31, 2024 by country as a percentage of total sales were: United States, 87%; Canada, 5%; and Australia, 8%, compared to sales for the three months ended March 31, 2023 by country as a percentage of total sales which were: United States, 93%; and Australia, 7%.

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs. The Company records the cost of direct fulfillment as cost of revenues.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees and hosted infrastructure costs. The Company continues to focus research and development efforts on adding new features and applications to its product offerings.

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense including advertising, market research and events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue investing in marketing and sales by expanding selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events may affect marketing costs in any particular quarter.

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

Depreciation and Amortization Expenses

Depreciation and amortization relate to long lived assets used in the Company’s business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Three Months Ended March 31, 2024 and 2023

The following table summarizes the condensed results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues	$4,877,378	$4,870,387

Costs and Expenses
Cost of revenues	1,703,357	1,252,215
Research and development	389,889	531,689
Sales and marketing	1,055,141	1,196,192
General and administrative	3,492,454	3,639,826
Separation expenses	—	599,832
Depreciation and amortization	8,887	38,430
Operating loss from continuing operations	$(1,772,350)	$(2,387,797)

Comparison of Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the three months ended March 31, 2024 were $4,877,378, which represented an increase of $6,991, compared to revenues of $4,870,387 for the three months ended March 31, 2023. The increase is primarily due to increased sales of information products to new and existing customers in the healthcare industry offset by the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024 was $1,703,357, which represented an increase of $451,142 compared to total cost of revenues of $1,252,215 for the three months ended March 31, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 65% for the for the three months ended March 31, 2024, compared to 74% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the three months ended March 31, 2024 were $389,889, which represented a decrease of $141,800 compared to total research and development expenses of $531,689 for the three months ended March 31, 2023. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development, which resulted from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were $1,055,141, which represented a decrease of $141,051 compared to total sales and marketing expenses of $1,196,192 for the three months ended March 31, 2023. The decrease is due to lower salaries and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $3,492,454, which represented a decrease of $147,372 compared to general and administrative expenses of $3,639,826 for the three months ended March 31, 2023. The decrease is primarily due to lower personnel costs, consulting and insurance costs.

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

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q the Company has provided a non-GAAP measure, which is defined as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “net loss”).

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

Management believes that the presentation of Adjusted EBITDA is useful to investors in their analysis of the Company’s results for reasons similar to those believed by management. Additionally, Adjusted EBITDA helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. As more fully described below, management believes that providing Adjusted EBITDA, together with a reconciliation of net loss to Adjusted EBITDA, helps investors make comparisons between the Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net loss. In making any comparisons to other companies, investors should be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. Management believes that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in the Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for 2023 includes $349,832 related to the accelerated vesting of stock, which is recognized in separation expenses in the condensed consolidated statements of operations. The Company and the former chief executive officer and the former chief financial officer of Helix mutually agreed not to renew special advisor agreements. Per the terms of the agreements, options to purchase 366,166 shares of common stock continued to vest according to their original terms through March 2, 2023, and unvested stock options to purchase 732,332 shares of common stock were forfeited. The advisors were not required to perform services to the Company beyond the non-renewal date. As a result, management recorded $5,417,043 of stock compensation expenses related to the options that vested through the three months ending March 31, 2023, which is recognized in separation expenses in the condensed consolidated statements of operations. Management believes that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between the Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

•
Interest Expense. Interest expense is associated with the convertible notes entered into on September 1, 2021 in the amount of $24,000,000. The Notes are due on September 1, 2025, and accrue interest at an annual rate of 3.5%. Management excludes interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest expense associated with the Notes will recur in future periods.

•
Investment Income. Investment income is associated with the level of marketable debt securities and other interest-bearing accounts in which the Company invests. Interest and investment income can vary over time due to changes in interest rates and level of investments. Management excludes interest and investment income from Adjusted EBITDA (i) because these items are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income will recur in future periods.

•
Other Items. The Company engages in other activities and transactions that can impact net income (loss). In the periods reported, these other items included (i) change in fair value of warrant liability relating to warrants assumed in the acquisition of Helix; (ii) gain on sale of investment relating to the sale of a minority equity interest; and (iii) gain on debt redemption which relates to a gain on the early retirement of a portion of the convertible notes (for further discussion, refer to “Note 10 – Warrant Liability” and “Note 11 – Convertible Notes” to the financial statements). Management excludes these other items from Adjusted EBITDA because management believes these activities or transactions are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

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

•
Litigation related expenses. Management excludes litigation expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to direct and incremental third-party legal expenses associated with such litigation, which pertains to entities acquired in the Helix merger (for further discussion, refer to “Item 3. Legal Proceedings” and “Note 16 – Commitments and Contingencies” to the financial statements).

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:
	For the Three Months Ended March 31,
	2024	2023
Revenue	$4,877,378	$4,870,387

Net Income (loss) from continuing operations	(1,212,615)	(2,248,799)

Depreciation and amortization	8,887	38,430
Stock based compensation expense	1,658,915	1,828,233
Change in fair value of warrant liability	(113)	5,559
Interest and investment income	(675,157)	(382,922)
Interest expense	198,963	208,456
Gain on sale of investment	(48,612)	—
Gain on debt redemption	(137,356)	—
Severance expense	—	250,000
Litigation related expenses	208,965	84,351
Income tax expense	102,540	29,909
Adjusted EBITDA - continuing operations	$104,417	$(186,783)

Comparison of Three Months Ended March 31, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended March 31, 2024 was $104,417 compared to a loss of $186,783 for the three months ended March 31, 2023, an increase of $291,200. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above, as well as a decrease in stock based compensation.

Liquidity and Capital Resources

Since the Company’s inception in 2020, most of the Company’s resources have been devoted to building research and development, sales, marketing and management infrastructure, resulting in net losses and negative cash flows from operations through 2022. However, the Company has generated a net loss of $1,212,615, net cash used from operating activities of $2,208,070 and Adjusted EBITDA of $104,417 for the three months ended March 31, 2024 resulting from higher revenues from its healthcare information business and lower operating expenses from the streamlining of its operations after the divestiture of BioTrack. Historically, the Company’s operations have been financed primarily from cash proceeds received from equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. As of March 31, 2024, the Company’s balance of cash and marketable securities aggregated $47,434,985 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $23,981,788. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities - continuing operations	$(2,208,070)	$(1,201,777)
Net cash used in investing activities - continuing operations	(1,774,425)	(633,003)
Net cash used in financing activities - continuing operations	(1,031,363)	(94,599)
Net increase in cash and cash equivalents - continuing operations	$(5,013,858)	$(1,929,379)

Net Cash Used In Operating Activities

Net cash used in operating activities of $2,208,070 increased by $1,006,293 for the three months ended March 31, 2024 compared to cash used in operating activities of $1,201,777 for the three months ended March 31, 2023. This primarily is the result of changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Used In Investing Activities

Net cash used in investing activities of $1,774,425 increased by $1,141,422 for the three months ended March 31, 2024 compared to cash used in investing activities of $633,003 for the three months ended March 31, 2023. This is primarily the result of a decrease in net purchases of marketable securities of 17,958,000, and a decrease in cash received from the sale of discontinued operations of 19,223,527.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1,031,363 for the three months ended March 31, 2024 increased by $936,764 compared to cash used in financing activities of $94,599 for the three months ended March 31, 2023. The increase was primarily due to $950,000 cash used to redeem convertible securities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements that have prepared in accordance with U.S. GAAP. The Company believes that several accounting policies are important to understanding historical and future performance. The Company refers to these policies as critical because these specific areas generally require the Company to make judgments and estimates about matters that are uncertain at the time the estimates are made, and different estimates – which also would have been reasonable – could have been used. On an ongoing basis, the Company evaluates the estimates and judgments. The Company bases the estimates on historical experience and other market-specific or other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are further discussed in the Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024. There have been no changes to these policies and estimates.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state, and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures. This amendment will go into effect for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company is not required to, among other things, (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the business combination or until the Company no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024 remain ineffective to the extent of the material weaknesses identified.

We have implemented several processes and control procedures in 2023, including those outlined below, to remediate the deficiencies noted above and from the prior year.

We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We implemented a new ERP system in 2023 and are currently establishing and testing appropriate logical access and other controls regarding the system. We may implement additional systems to improve our internal controls over financial reporting. Additionally, the divestiture of BioTrack in February 2023 has resulted in a less complex control environment which, coupled with the implementation and effective operation of new entity level, financial reporting, treasury, accounts payable, and payroll controls, has resulted in a conclusion that our previously identified material weaknesses related to (1) lack of segregation of duties over the cash, accounts payable, payroll, and financial reporting transaction classes; and (2) evidence of formalization surrounding internal controls and the financial close process are fully remediated.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy, and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. The Company and the individual defendants filed separate motions to dismiss on June 1, 2022, which were granted in part and denied in part by the Court on February 28, 2023. Plaintiffs supplemented their complaint on March 3, 2023, consistent with the Court’s ruling. Discovery has been completed, and dispositive motions are currently pending before the Court. The Company believes the lawsuit is wholly without merit and intends to defend vigorously against the claims in the lawsuit.

Item 1A.	Risk Factors

This item is not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2024, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*              Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2024.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)