Form 10-Q
period 2024-06-30
Forian Inc.
filed 2024-08-14
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of August 12, 2024, there were 31,110,865 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

Item 1.	Financial Statements and Supplementary Unaudited Data

	June 30,	December 31,
	2024	2023
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,999,118	$6,042,986
Marketable securities	46,011,230	42,296,589
Accounts receivable, net	3,670,368	2,572,931
Proceeds receivable from sale of discontinued operations, net	—	1,645,954
Contract assets	955,355	1,126,713
Prepaid expenses	1,015,985	1,077,233
Other current assets	2,783,185	2,515,509
Total current assets	56,435,241	57,277,915

Property and equipment, net	59,309	76,085
Right of use assets, net	46,876	10,664
Deposits and other assets	1,828,425	1,523,948
Total assets	$58,369,851	$58,888,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,489,766	161,590
Accrued expenses and other current liabilities	3,320,571	4,252,257
Short-term operating lease liabilities	22,872	10,664
Warrant liability	20	563
Deferred revenues	3,202,703	2,413,551
Total current liabilities	8,035,932	6,838,625

Long-term liabilities:
Other long-term liabilities	524,004	1,000,000
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	24,175,094	24,870,181
Total long-term liabilities	24,699,098	25,870,181
Total liabilities	32,735,030	32,708,806
Commitments and contingencies (Note 16)
	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,110,187 issued and outstanding as of June 30, 2024 and 30,920,450 issued and outstanding as of December 31, 2023	31,110	30,920
Additional paid-in capital	77,054,999	73,834,300
Accumulated deficit	(51,451,288)	(47,685,414)
Total stockholders’ equity	25,634,821	26,179,806
Total liabilities and stockholders’ equity	$58,369,851	$58,888,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,777,101	$4,893,542	$9,654,479	$9,763,929

Costs and Expenses:
Cost of revenues	1,806,918	1,276,712	3,510,275	2,528,927
Research and development	307,201	304,187	697,090	835,876
Sales and marketing	1,017,659	1,237,327	2,072,800	2,433,519
General and administrative	3,665,601	3,198,290	6,949,090	6,753,765
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	942,311	350,309	1,151,276	434,660
Depreciation and amortization	7,889	15,257	16,776	53,687
Total costs and expenses	7,747,579	6,382,082	14,397,307	13,640,266

Operating Loss From Continuing Operations	(2,970,478)	(1,488,540)	(4,742,828)	(3,876,337)

Other Income (Expense):
Change in fair value of warrant liability	430	8,053	543	2,494
Interest and investment income	618,316	637,032	1,293,473	1,019,954
Gain on sale of investment	—	—	48,612	—
Interest expense	(193,306)	(210,758)	(392,269)	(419,214)
Gain on debt redemption	—	—	137,356	—
Total other income, net	425,440	434,327	1,087,715	603,234

Loss from continuing operations before income taxes	(2,545,038)	(1,054,213)	(3,655,113)	(3,273,103)
Income tax expense	(8,221)	(36,187)	(110,761)	(66,096)
Loss from continuing operations, net of tax	(2,553,259)	(1,090,400)	(3,765,874)	(3,339,199)

Loss from discontinued operations	—	—	—	(94,427)
Gain on sale of discontinued operations	—	—	—	11,531,849
Income tax effect on discontinued operations	—	(32,426)	—	(2,722,570)
(Loss) income from discontinued operations, net of tax	—	(32,426)	—	8,714,852

Net (Loss) Income	$(2,553,259)	$(1,122,826)	$(3,765,874)	$5,375,653

Net (loss) income per share:
Basic and diluted
Continuing operations	$(0.08)	$(0.03)	$(0.12)	$(0.10)
Discontinued operations	—	—	—	0.27
Net (loss) income per share - basic and diluted	$(0.08)	$(0.03)	$(0.12)	$0.17

Weighted-average shares outstanding	31,098,497	32,260,992	31,049,647	32,369,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2024	—	$—	30,920,450	$30,920	$73,834,300	$(47,685,414)	$26,179,806
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Repurchase and retirement of common stock, net of excise taxes	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at March 31, 2024	—	—	31,093,172	31,093	75,411,679	(48,898,029)	26,544,743
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	17,127	17	(19,316)	—	(19,299)
Issuance of Forian common stock upon exercise of stock options	—	—	(112)	—	—	—	—
Stock based compensation expense	—	—	—	—	1,662,636	—	1,662,636
Net loss	—	—	—	—	—	(2,553,259)	(2,553,259)
Balance at June 30, 2024	—	$—	31,110,187	$31,110	$77,054,999	$(51,451,288)	$25,634,821

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	166,615	167	(94,766)	—	(94,599)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Issuance of Forian common stock upon exercise of warrants	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,580,925	—	1,580,925
Net income	—	—	—	—	—	6,498,479	6,498,479
Balance at March 31, 2023	—	—	32,418,842	32,419	72,668,484	(52,293,622)	20,407,281
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	33,209	33	(32,791)	—	(32,758)
Stock based compensation expense	—	—	—	—	1,540,342	—	1,540,342
Net loss	—	—	—	—	—	(1,122,826)	(1,122,826)
Balance at June 30, 2023	—	$—	32,452,051	$32,452	$74,176,035	$(53,416,448)	$20,792,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,765,874)	$5,375,653
Less: Income from discontinued operations	—	8,714,852
Loss from continuing operations	(3,765,874)	(3,339,199)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	16,776	53,687
Amortization on right of use asset	10,664	11,724
Amortization of debt issuance costs	2,667	2,667
Amortization of discount - proceeds from sale of discontinued operations	(20,712)	(245,041)
Accrued interest on convertible notes	389,602	416,548
Accretion of discounts on marketable securities	(1,237,337)	(767,533)
Gain on sale of investment	(48,612)	—
Gain on debt redemption	(137,356)	—
Provision for doubtful accounts	168,750	—
Stock-based compensation expense	3,321,551	3,368,575
Change in fair value of warrant liability	(543)	(2,494)
Change in operating assets and liabilities:
Accounts receivable	(1,266,187)	(2,030,800)
Contract assets	171,358	442,616
Prepaid expenses	61,248	(132,344)
Lease liabilities	(21,624)	(11,724)
Deposits and other assets	(572,153)	(235,656)
Accounts payable	1,328,176	605,437
Accrued expenses	(931,686)	(236,088)
Deferred revenues	789,152	681,476
Other liabilities	(489,040)	—
Net cash used in operating activities - continuing operations	(2,231,180)	(1,418,149)
Net cash used in operating activities - discontinued operations	—	(59,075)
Net cash used in operating activities	(2,231,180)	(1,477,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(75,493)
Purchase of marketable securities	(87,732,380)	(61,573,237)
Sale and maturity of marketable securities	85,255,076	41,392,821
Proceeds from sale of investment	48,612	—
Net cash from sale of discontinued operations	1,666,666	21,967,193
Net cash (used in) provided by investing activities - continuing operations	(762,026)	1,711,284
Net cash (used in) provided by investing activities	(762,026)	1,711,284

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(100,662)	(127,357)
Cash used to redeem convertible notes	(950,000)	—
Net cash used in financing activities - continuing operations	(1,050,662)	(127,357)
Net cash used in financing activities	(1,050,662)	(127,357)

Net change in cash	(4,043,868)	106,703

Cash and cash equivalents, beginning of period	6,042,986	2,795,743

Cash and cash equivalents, end of period	$1,999,118	$2,902,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$48,492	$1,423,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2024. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024.

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

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2023, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain litigation related costs that were previously included in general and administrative expenses in the prior period financial statements have been reclassified to Litigation settlements and related expenses to be consistent with the current presentation.

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

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 — inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of June 30, 2024 and December 31, 2023 was $20 and $563, respectively, based on Level 3 inputs. Refer to Note 10.

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

Outstanding account balances are reviewed individually for collectability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for credit losses was $168,750 at June 30, 2024 and $0 at December 31, 2023.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of BioTrack (see Note 4 – Discontinued Operations). As of June 30, 2024, the note has been fully paid. The Company recognized $0 and $20,712 and $190,000 and $245,041 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three and six months ended June 30, 2024 and 2023, respectively.

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

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, which can either increase or decrease the transaction price, including sales of products by customers derived from data analytics products the Company provides and the volume of data available for future information updates. Variable consideration based on sales of products by customers is recognized in the period of sales, subject to minimum amounts specified in contracts. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period. The effect of revisions in recognized estimated variable consideration in excess of minimums are recorded beginning in the period in which the estimates are revised. Actual results could differ from periodic estimates.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it did not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $798,320 and $1,596,454 and $654,489 and $1,306,251 for the three and six months ended June 30, 2024 and 2023, respectively. The Company had outstanding accounts receivable from this customer of $796,789 and $1,827 at June 30, 2024 and December 31, 2023, respectively.

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

Contract assets and deferred revenues consist of the following as of June 30, 2024 and December 31, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2023	$158,016	$2,094,942	$2,252,958	$2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,581,286)
Net change due to timing of billings, payments and recognition	(50,684)	(1,075,561)	(1,126,245)	2,413,550
Balance at December 31, 2023	107,332	1,019,381	1,126,713	2,413,551
Beginning deferred revenue balance recognized during the period	—	—	—	(2,133,447)
Net change due to timing of billings, payments and recognition	(9,881)	(161,477)	(171,358)	2,922,599
Balance at June 30, 2024	$97,451	$857,904	$955,355	$3,202,703

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The amount of deferred revenue recognized for the three and six months ended June 30, 2024 and 2023 was $384,771 and $2,133,447 and $501,596 and $2,168,624, respectively. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	June 30, 2024	December 31, 2023
Estimated next twelve months	$16,191,125	$17,202,223
Thereafter	16,944,792	20,831,200
Total	$33,135,917	$38,033,423

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

Customer Concentration

During the three and six months ended June 30, 2024, the Company had two customers representing 16.7% and 11.6% and 16.5% and 12.7% of revenue, respectively. At June 30, 2024, the Company had four customers representing 21.9%, 20.8%, 12.1% and 10.1% of accounts receivable.

During the three and six months ended June 30, 2023, the Company had two customers representing 13.4% and 12.6% of revenue, in both of the respective periods. At June 30, 2023, the Company had three customers representing 34.7%, 14.3% and 11.8% of accounts receivable.

Vendors and Licensors
The Company licenses certain information assets from third parties as a key input to certain Information and Software products. Any disruptions associated with these suppliers could have a material short-term impact on the business while alternate sources are secured. The information licenses specify content deliverables and specified use rights for a fixed fee and time period. Payment terms for information licenses generally consist of upfront payments and annual licensing fees. The Company expenses the contract costs over the expected period of benefit and records any differences between amounts expensed and payments incurred as other assets or liabilities on a contract by contract basis. Payments for licensed information, including the changes in related assets and liabilities, are classified within “Net cash provided by operating activities” on the condensed consolidated statements of cash flows. In cases where the Company pays variable fees based on content usage, such costs are expensed as incurred.

Vendor Concentration

During the three months ended June 30, 2024, the Company had two vendors representing 13.5% and 11.2%, respectively, of purchases and expenses and during the six months ended June 30, 2024, the Company had three vendors representing 14.3%, 11.9% and 10.1%, respectively, of purchases and expenses.

During the three and six months ended June 30, 2023, the Company had two vendors representing 18.6% and 14.1% and 14.0% and 13.2%, respectively, of purchases and expenses.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $24,864 and $60,506 and $20,294 and $35,419 for the three and six months ended June 30, 2024 and 2023, respectively.

Net Income (Loss) per Share

The calculation of earnings per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

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

For the three and six months ended June 30, 2024 and 2023, the Company recognized net income tax expense of $8,221 and $110,761 and $36,187 and $66,096, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations for the six months ended June 30, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,722,570 after utilization of federal and state net operating losses during the six months ended June 30, 2023. Income taxes related to discontinued operations for the three months ended June 30, 2023 result from adjustments to estimates impacting intraperiod tax allocations.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of June 30, 2024, the Company is not currently under any examination in any tax jurisdiction.

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

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the six months ended June 30, 2023, include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements and related disclosures. This amendment will go into effect for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	DISCONTINUED OPERATIONS

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30,000,000, consisting of $20,000,000 paid at closing and $10,000,000 paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, Helix sold its Argentinian subsidiary Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and life sciences industries.

The Helix Businesses have been presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2023.

The Company recorded a gain on the sale of the outstanding capital stock of its BioTrack business of $11,531,849 and a loss from discontinued operations of $94,427 during the six months ended June 30, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $32,426 and $2,722,570 during the three and six months ended June 30, 2023.

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, through the date of sale:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$—	$1,121,677
Services	—	179,798
Total revenues	—	1,301,475

Costs and Expenses:
Cost of revenues	—	699,015
Research and development	—	160,164
Sales and marketing	—	35,005
General and administrative	—	129,283
Depreciation and amortization	—	372,435
Total costs and expenses	—	1,395,902

Net loss from discontinued operations for Helix Businesses before income taxes	—	(94,427)
Gain on sale of discontinued operations	—	11,531,849
Income tax expense	(32,426)	(2,722,570)

Net gain from discontinued operations, net of tax for Helix Businesses	$(32,426)	$8,714,852

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of June 30, 2024 and December 31, 2023, marketable securities consisted of the following:

	June 30, 2024	December 31, 2023
United States Treasury Bills
Amortized Cost	$46,009,675	$42,289,441
Fair Market Value	$46,011,230	$42,296,589

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of June 30, 2024 and December 31, 2023, the Company’s balance sheet reflected prepaid expenses of $1,015,985 and $1,077,233, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of June 30, 2024, are income taxes receivable of $1,828,123, deferred license costs of $760,259 and amounts receivable from employees of $148,130.

Included in current other assets as of December 31, 2023, are income taxes receivable of $1,890,391, deferred license costs of $381,820 and amounts receivable from employees of $236,364.

Note 7	PROPERTY AND EQUIPMENT, NET

As of June 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	June 30, 2024	December 31, 2023
Personal computing equipment	$94,521	$94,521
Office equipment and capitalized software	73,260	73,260
Total	167,781	167,781
Less: Accumulated depreciation	(108,472)	(91,696)
Property and equipment, net	$59,309	$76,085

Note 8	DEPOSITS AND OTHER ASSETS

As of June 30, 2024 and December 31, 2023, deposits and other assets included $1,718,167 and $1,390,156 of assets related to information license vendors, respectively (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

Note 9	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2024 and December 31, 2023 accrued expenses were comprised of the following:

	June 30, 2024	December 31, 2023
Employee compensation	$968,961	$1,546,614
Information Contracts (see Note 3 - Vendors and Licensors)	1,440,592	1,533,861
Accrued expenses	911,018	1,171,782
Total	$3,320,571	$4,252,257

Note 10	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently remeasured to fair value at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of June 30, 2024 and 2023, the Company had 9,375 and 55,121 warrants outstanding classified as liabilities, respectively. During the six months ended June 30, 2024 and 2023, 41,579 and 36,936 warrants expired, respectively.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy,  was calculated using the Black-Scholes model using the following inputs:

	As of June 30, 2024	As of December 31, 2023
Fair value of Company's common stock	$2.65	$2.93
Dividend yield	0%	0%
Expected volatility	80%	68% - 83%
Risk free interest rate	5.00%	5.06% - 5.54%
Expected life (years)	0.30	0.30
Exercise price	$8.70 - $28.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$20	$563

The following table summarizes the change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy:

Amount
Balance as of January 1, 2024	$563
Change in fair value of warrant liability	(543)
Balance as of June 30, 2024	$20

Amount
Balance as of January 1, 2023	$4,547
Change in fair value of warrant liability	(2,494)
Balance as of June 30, 2023	$2,053

Amount
Balance as of April 1, 2024	$450
Change in fair value of warrant liability	(430)
Balance as of June 30, 2024	$20

Amount
Balance as of April 1, 2023	$10,106
Change in fair value of warrant liability	(8,053)
Balance as of June 30, 2023	$2,053

Note 11	CONVERTIBLE NOTES

	June 30, 2024	December 31, 2023
Principal outstanding	$22,000,000	$23,000,000
Add: accrued interest	2,181,315	1,879,068
Less: unamortized debt issuance costs	(6,221)	(8,887)
Convertible note payable, net of debt issuance costs	$24,175,094	$24,870,181

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Note convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $191,973 and $389,602 and $209,425 and $416,547 for the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the three and six months ended June 30, 2024 and 2023, the Company recognized $1,333 and $2,667 and $1,333 and $2,667 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the consolidated statements of operations.

On February 28, 2024, the Company redeemed $1,000,000 in principal and $87,356 of accrued interest thereon for an aggregate redemption price of $950,000 resulting in a gain of $137,356, which was included in other income and expense in the Condensed Consolidated Statements of Operations.

Note 12	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	551,258	$3.28
Issued	570,000	3.79
Vested	(331,934)	7.30
Canceled	(44,339)	0.44
Unvested at December 31, 2023	744,985	2.05
Issued	350,000	2.68
Vested	(223,718)	4.68
Canceled	—	—
Unvested at June 30, 2024	871,267	$4.09

The 871,267 of unvested awards at June 30, 2024 consisted of 863,498 restricted stock units and 7,769 shares of restricted stock.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. As of June 30, 2024, options to purchase 210,493 shares of common stock remain outstanding.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the six months ended June 30, 2024 and 2023, are as follows:

For the Six Months Ended June 30,
	2024	2023
Exercise Price	$2.67 to $3.69	$3.14 to $3.79
Fair value of Company common stock	$2.68 to $3.69	$3.14 to $3.79
Dividend yield	0%	0%
Expected volatility	78% to 79%	79% to 80%
Risk Free interest rate	3.9% to 4.2%	3.4% to 3.9%
Expected life (years) remaining	6.10 to 6.25	6.08 to 6.25

The following summarizes option activity under the Company’s stock plan for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	3,983,808	$10.53	8.23
Granted	1,416,000	$3.46	9.28
Exercised	(2,452)	$2.20	4.42
Forfeited and expired	(1,556,812)	$12.53	7.40
Outstanding at December 31, 2023	3,840,544	$7.12	8.96
Granted	467,500	$2.81	9.59
Exercised	(14,375)	$2.98	(0.50)
Forfeited and expired	(146,626)	$8.07	6.97
Outstanding at June 30, 2024	4,147,043	$6.52	7.72
Vested options at June 30, 2024	1,989,123	$8.94	6.80

The weighted average exercise price and remaining contractual life of exercisable options as of June 30, 2024 is $8.94 and $6.80, respectively. The total aggregate intrinsic value of the exercisable options as of June 30, 2024 was approximately $9,534.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $2.00 and $3.42 for the six months ended June 30, 2024 and 2023, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the six months ended June 30, 2023 includes $349,832 related to the accelerated vesting of stock, which is included in “separation expenses” in the condensed consolidated statements of operations.

At June 30, 2024, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $9,663,271, which the Company expects to recognize over a weighted-average period of approximately 3.73 years. Stock compensation expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Services	$43,849	$34,272	$76,170	$72,198
Research and development	(5,496)	36,964	52,995	75,156
Sales and marketing	61,096	49,915	136,444	103,917
General and administrative	1,563,187	1,419,191	3,055,942	2,767,472
Separation expenses	—	—	—	349,832
Subtotal	1,662,636	1,540,342	3,321,551	3,368,575
Discontinued operations	—	—	—	(247,308)
Total	$1,662,636	$1,540,342	$3,321,551	$3,121,267

Total intrinsic value of options exercised during the period ended June 30, 2024 was $8,375. The total fair value of restricted shares vested during the three and six month periods ended June 30, 2024 was $63,597 and $726,664, respectively.

Note 13	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income:
Loss from continuing operations	$(2,553,259)	$(1,090,400)	$(3,765,874)	$(3,339,199)
(Loss) Income from discontinued operations	—	(32,426)	—	8,714,852
Net (Loss) Income	$(2,553,259)	$(1,122,826)	$(3,765,874)	$5,375,653

Basic loss from continuing operations per share attributable to common shareholders:	$(0.08)	$(0.03)	$(0.12)	$(0.10)
Basic income from discontinued operations per share:	—	—	—	0.27
Net (loss) income per common share	$(0.08)	$(0.03)	$(0.12)	$0.17

Diluted net loss per share:
Loss from continuing operations	(2,553,259)	(1,090,400)	(3,765,874)	(3,339,199)
Loss from continuing operation after the effect of assumed conversions	$(2,553,259)	$(1,090,400)	$(3,765,874)	$(3,339,199)

(Loss) income from discontinued operations	$—	$(32,426)	$—	$8,714,852

Weighted average common shares outstanding - basic and diluted	31,098,497	32,260,992	31,049,647	32,369,904

Diluted loss from continuing operations per common share	(0.08)	(0.03)	(0.12)	(0.10)
Diluted income from discontinued operations per common share	—	—	—	0.27
Net (loss) income per common share	$(0.08)	$(0.03)	$(0.12)	$0.17

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is loss from continuing operations.

	For the Six Months Ended June 30,
	2024	2023
Potentially dilutive securities:
Warrants	9,375	65,119
Stock options	4,147,043	3,550,544
Convertible notes	2,385,752	2,532,330
Unvested restricted stock awards and units	871,267	865,610
Total	7,413,437	7,013,603

Note 14	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and six months ended June 30, 2024 and 2023 of $7,975 and $60,025 and $127,050 and $176,082, respectively, as he is entitled to runoff commissions on accounts he sold.

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

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has operating leases primarily consisting of facilities with remaining lease terms of 1-2 years. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases.

The Company renewed its lease agreement for office space in Hingham, Massachusetts, commencing on July 1, 2024. The lease has an initial term of two years and base rent per year is approximately $25,000.

The Company is also obligated under a short-term lease related to offices in Pennsylvania. This short-term lease is currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that the Company would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability for these short-term leases.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Six Months Ended June 30,
	2024	2023
Cash used in operating leases	$10,962	$11,412
ROU assets obtained in exchange for new lease obligations	$46,876	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	June 30, 2024	December 31, 2023
Right of use assets, net	$46,876	$10,664

Short-term operating lease liabilities	$22,872	$10,664
Long-term operating lease liabilities	24,004	—
Total lease liabilities	$46,876	$10,664
Weighted average remaining lease term (in years)	2.00	0.50
Weighted average discount rate	4.8%	9.5%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$5,481	$5,481	$10,962	$11,412
Short-term lease expense	6,956	8,067	14,998	12,879
Total operating lease costs	$12,437	$13,548	$25,960	$24,291

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2024, were as follows:

June 30, 2024
2024 (remaining)	$12,306
2025	24,612
2026	12,306
Total future minimum lease payments	49,224
Less imputed interest	(2,348)
Total	$46,876

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of June 30, 2024:

June 30, 2024
Year ending December 31, 2024	$2,686,205
Year ending December 31, 2025	4,152,500
Year ending December 31, 2026	3,302,500
Thereafter	5,267,500
$15,408,705

Commitments and contingencies includes $1,940,591 recorded in accrued expenses and other liabilities, representing information license liabilities various licensing agreements (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. On November 22, 2023, the Company entered into a Settlement Agreement and Release with the fifth plaintiff, which included a release of the Company and its subsidiaries and all related parties. That plaintiff filed a stipulation dismissing her claims on December 12, 2023. On May 31, 2024, the remaining parties entered into a Settlement Agreement and Release, which included a release of the Company and its subsidiaries and all related parties. Plaintiffs filed a Stipulation of Dismissal on June 7, 2024. The Court entered a Minute Order dismissing the case with prejudice on June 7, 2024.

The Company classified related legal and settlement expenses as “Litigation and related expenses” within Operating loss from continuing operations. Any insurance reimbursements related to the settlements are treated as gain contingencies and will be recorded when all contingencies are resolved.

Note 17	SUBSEQUENT EVENTS

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. The Company is currently evaluating the potential impact on its contractual relationship with the vendor and any impact on customer performance commitments and the availability of alternate sources of comparable data. There can be no assurance that alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under its existing agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Forian”, the “Company”, “we”, “us” and “our” refer to Forian Inc.

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

Revenues

Revenues are derived from licensing fees for the Company’s proprietary information products. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended June 30, 2024 by country as a percentage of total sales were: United States, 91.9%; and Australia, 8.1%, compared to sales for the three months ended June 30, 2023 by country as a percentage of total sales which were: United States, 87.6%; Canada, 5.1%; and Australia, 7.2%.

 Sales for the six months ended June 30, 2024 by country as a percentage of total sales were: United States, 89.4%; Canada, 2.6%, and Australia, 8.0%, compared to sales for the six months ended June 30, 2023 by country as a percentage of total sales which were: United States, 90.2%; Canada, 2.6%; and Australia, 7.3%.

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. The Company is currently evaluating the potential impact on its contractual relationship with the vendor and any impact on customer performance commitments and the availability of alternate sources of comparable data. There can be no assurance that alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under its existing agreement.

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

Litigation Settlements and Related Expenses

Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger.

Depreciation and Amortization Expenses

Depreciation and amortization relate to long lived assets used in the Company’s business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes the condensed results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,777,101	$4,893,542	$9,654,479	$9,763,929

Costs and Expenses
Cost of revenues	1,806,918	1,276,712	3,510,275	2,528,927
Research and development	307,201	304,187	697,090	835,876
Sales and marketing	1,017,659	1,237,327	2,072,800	2,433,519
General and administrative	3,665,601	3,198,290	6,949,090	6,753,765
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	942,311	350,309	1,151,276	434,660
Depreciation and amortization	7,889	15,257	16,776	53,687
Operating loss from continuing operations	$(2,970,478)	$(1,488,540)	$(4,742,828)	$(3,876,337)

Comparison of Three Months Ended June 30, 2024 and 2023

Revenues

Revenues for the three months ended June 30, 2024 were $4,777,101, which represented a decrease of $116,441, compared to revenues of $4,893,542 for the three months ended June 30, 2023. The decrease is primarily due to increased sales of information products to new and existing customers in the healthcare industry offset by the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 was $1,806,918, which represented an increase of $530,206 compared to total cost of revenues of $1,276,712 for the three months ended June 30, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 62% for the for the three months ended June 30, 2024, compared to 74% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the three months ended June 30, 2024 were $307,201, which represented an increase of $3,014 compared to total research and development expenses of $304,187 for the three months ended June 30, 2023. Research and development expense was consistent with the prior year.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2024 were $1,017,659, which represented a decrease of $219,668 compared to total sales and marketing expenses of $1,237,327 for the three months ended June 30, 2023. The decrease is due to lower salaries and commissions related to changes in sales force composition.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $3,665,601, which represented an increase of $467,311 compared to general and administrative expenses of $3,198,290 for the three months ended June 30, 2023. The increase is primarily due to increased professional expenses related to a review of strategic alternatives for the Company and bad debt expense, partially offset by decreases in other professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the three months ended June 30, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries (see “Note 16 – Commitments and Contingencies – Legal Proceedings” to the financial statements).

Comparison of Six Months Ended June 30, 2024 and 2023

Revenues

Revenues for the for the six months ended June 30, 2024 were $9,654,479, which represented a decrease of $109,450, compared to revenues of $9,763,929 for the six months ended June 30, 2023. The decrease is primarily due to increased sales of information products to new and existing customers in the healthcare industry offset by the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024 was $3,510,275, which represented an increase of $981,348 compared to total cost of revenues of $2,528,927 for the six months ended June 30, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 64% for the six months ended June 30, 2024, compared to 74% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the six months ended June 30, 2024 were $697,090, which represented a decrease of $138,786 compared to total research and development expenses of $835,876 for the six months ended June 30, 2023. The decrease is due to lower personnel, subcontracted labor and infrastructure costs related to new product development, which resulted from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2024 were $2,072,800, which represented a decrease of $360,719 compared to total sales and marketing expenses of $2,433,519 for the six months ended June 30, 2023. The decrease is due to lower salaries and commissions related to changes in sales force composition.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $6,949,090, which represented an increase of $195,325 compared to general and administrative expenses of 6,753,765 for the for the six months ended June 30, 2023. The increase is primarily due to increased professional expenses related to a review of strategic alternatives for the Company and bad debt expense, partially offset by decreases in other professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the six months ended June 30, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries (see “Note 16 – Commitments and Contingencies – Legal Proceedings” to the financial statements).

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. Management believes that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in the Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for 2023 includes $349,832 related to the accelerated vesting of stock, which is recognized in separation expenses in the condensed consolidated statements of operations. These expenses were incurred during the three months ended March 31, 2023, and there were no additional related expenses incurred during the three months ended June 30, 2023. Management believes that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between the Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

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

•
Litigation related expenses. Management excludes litigation expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to direct and incremental third-party legal expenses associated with such litigation, which pertains to entities acquired in the Helix merger, see “Item 3 Legal Proceedings” and “Note 16 – Commitments and Contingencies” to the financial statements for further information.

•
Strategic review related expenses. Management excludes certain professional expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to a strategic review of the Company’s operations.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,777,101	$4,893,542	$9,654,479	$9,763,929

Net loss from continuing operations	(2,553,259)	(1,090,400)	(3,765,874)	(3,339,199)

Depreciation and amortization	7,889	15,257	16,776	53,687
Stock based compensation expense	1,662,636	1,540,342	3,321,551	3,368,575
Change in fair value of warrant liability	(430)	(8,053)	(543)	(2,494)
Interest and investment income	(618,316)	(637,032)	(1,293,473)	(1,019,954)
Interest expense	193,306	210,758	392,269	419,214
Gain on sale of investment	—	—	(48,612)	—
Gain on debt redemption	—	—	(137,356)	—
Severance expense	—	—	—	250,000
Litigation related expenses	942,311	350,309	1,151,276	434,660
Strategic review related expenses	435,844	—	435,844	—
Income tax expense	8,221	36,187	110,761	66,096
Adjusted EBITDA - continuing operations	$78,202	$417,368	$182,619	$230,585

Comparison of the Three Months Ended June 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended June 30, 2024 was $78,202 compared to $417,368 for the three months ended June 30, 2023, a decrease of $339,166. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Comparison of the Six Months Ended June 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the six months ended June 30, 2024 was $182,619 compared to $230,585 for the six months ended June 30, 2023, a decrease of $47,966. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash proceeds received from equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. As of June 30, 2024, the Company’s balance of cash and marketable securities aggregated $48,010,348 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $24,175,094. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities - continuing operations	$(2,231,180)	$(1,418,149)
Net cash (used in) provided by investing activities - continuing operations	(762,026)	1,711,284
Net cash used in financing activities - continuing operations	(1,050,662)	(127,357)
Net (decrease) increase in cash and cash equivalents - continuing operations	$(4,043,868)	$165,778

Net Cash Used In Operating Activities

Net cash used in operating activities of $2,231,180 increased by $813,031 for the six months ended June 30, 2024 compared to cash used in operating activities of $1,418,149 for the six months ended June 30, 2023. This primarily is the result of changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Used In Investing Activities

Net cash used in investing activities of $762,026 increased by $2,473,310 for the six months ended June 30, 2024 compared to cash provided by investing activities of $1,711,284 for the six months ended June 30, 2023. This is primarily the result of a decrease in net purchases of marketable securities of $17,703,112 and a decrease in cash received from the sale of discontinued operations of $20,300,527.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1,050,662 for the six months ended June 30, 2024 increased by $923,305 compared to cash used in financing activities of $127,357 for the six months ended June 30, 2023. The increase was primarily due to $950,000 cash used to redeem convertible securities.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company is not required to, among other things, (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the business combination or until the Company no longer meet the requirements for being an “emerging growth company,” whichever occurs first.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer) and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended June 30, 2024 remain ineffective to the extent of the material weaknesses identified.

We have implemented several processes and control procedures in 2023, including those outlined below, to remediate the deficiencies noted above and from the prior year.

We currently are assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

We implemented a new ERP system in 2023 and are currently establishing and testing appropriate logical access and other controls regarding the system. We may implement additional systems to improve our internal controls over financial reporting. Additionally, the divestiture of BioTrack in February 2023 has resulted in a less complex control environment which, coupled with the implementation and effective operation of new entity level, financial reporting, treasury, accounts payable and payroll controls, has resulted in a conclusion that our previously identified material weaknesses related to (1) lack of segregation of duties over the cash, accounts payable, payroll and financial reporting transaction classes; and (2) evidence of formalization surrounding internal controls and the financial close process are fully remediated.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against the Company and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. The Company removed the matter to the United States District Court for the District of Colorado in December 2021, and both the Company and the individual defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. On November 22, 2023, the Company entered into a Settlement Agreement and Release with the fifth plaintiff, which included a release of the Company and its subsidiaries and all related parties. That plaintiff filed a stipulation dismissing her claims on December 12, 2023. On May 31, 2024, the remaining parties entered into a Settlement Agreement and Release, which included a release of the Company and its subsidiaries and all related parties. Plaintiffs filed a Stipulation of Dismissal on June 7, 2024. The Court entered a Minute Order dismissing the case with prejudice on June 7, 2024.

Item 1A.	Risk Factors

This item is not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Trading Arrangements of Directors and Executive Officers

During the three months ended June 30, 2024, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*              Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2024.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)