Form 10-Q
period 2024-09-30
Forian Inc.
filed 2024-11-13
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024
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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes ☐ No ☒
As of November 12, 2024, there were 31,016,379 shares outstanding of the registrant’s common stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

Item 1.	Financial Statements and Supplementary Unaudited Data

	September 30,	December 31,
	2024	2023
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,707,688	$6,042,986
Marketable securities	46,650,200	42,296,589
Accounts receivable, net	3,546,582	2,572,931
Proceeds receivable from sale of discontinued operations, net	—	1,645,954
Contract assets	875,032	1,126,713
Prepaid expenses	697,780	1,077,233
Other current assets	1,349,364	2,515,509
Total current assets	55,826,646	57,277,915

Property and equipment, net	52,680	76,085
Right of use assets, net	41,244	10,664
Deposits and other assets	1,591,420	1,523,948
Total assets	$57,511,990	$58,888,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$843,829	$161,590
Accrued expenses and other current liabilities	2,618,108	4,252,257
Short-term operating lease liabilities	23,146	10,664
Warrant liability	—	563
Deferred revenues	2,243,719	2,413,551
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	24,370,509	—
Total current liabilities	30,099,311	6,838,625

Long-term liabilities:
Other long-term liabilities	518,098	1,000,000
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	—	24,870,181
Total long-term liabilities	518,098	25,870,181
Total liabilities	30,617,409	32,708,806
Commitments and contingencies (Note 16)
	—	—
Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,092,695 issued and outstanding as of September 30, 2024 and 30,920,450 issued and outstanding as of December 31, 2023	31,093	30,920
Additional paid-in capital	78,519,683	73,834,300
Accumulated deficit	(51,656,195)	(47,685,414)
Total stockholders’ equity	26,894,581	26,179,806
Total liabilities and stockholders’ equity	$57,511,990	$58,888,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,686,312	$5,348,469	$14,340,791	$15,112,398

Costs and Expenses:
Cost of revenues	1,402,920	1,362,555	4,913,195	3,891,482
Research and development	291,962	264,781	989,052	1,100,657
Sales and marketing	956,983	1,313,212	3,029,783	3,746,731
General and administrative	2,822,253	2,887,771	9,771,343	9,641,536
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	1,394	316,820	1,152,670	751,480
Depreciation and amortization	6,629	10,598	23,405	64,285
Total costs and expenses	5,482,141	6,155,737	19,879,448	19,796,003

Operating Loss From Continuing Operations	(795,829)	(807,268)	(5,538,657)	(4,683,605)

Other Income (Expense):
Change in fair value of warrant liability	20	1,594	563	4,088
Interest and investment income	658,339	646,832	1,951,812	1,666,786
Gain on sale of investment	32,082	5,805,858	80,694	5,805,858
Interest expense	(195,415)	(211,333)	(587,684)	(630,547)
Gain on debt redemption	—	111,151	137,356	111,151
Total other income, net	495,026	6,354,102	1,582,741	6,957,336

Net (loss) income from continuing operations before income taxes	(300,803)	5,546,834	(3,955,916)	2,273,731
Income tax benefit (expense)	95,896	(93,191)	(14,865)	(159,287)
Net (loss) income from continuing operations, net of tax	(204,907)	5,453,643	(3,970,781)	2,114,444

Net loss from discontinued operations	—	—	—	(94,427)
Gain on sale of discontinued operations	—	—	—	11,531,849
Income tax effect on discontinued operations	—	(1,111,552)	—	(3,834,122)
Net (loss) income from discontinued operations, net of tax	—	(1,111,552)	—	7,603,300

Net (Loss) Income	$(204,907)	$4,342,091	$(3,970,781)	$9,717,744

Net (loss) income per share:
Basic
Continuing operations	$(0.01)	$0.17	$(0.13)	$0.07
Discontinued operations	$—	$(0.03)	$—	$0.23
Net (loss) income per share - basic	$(0.01)	$0.14	$(0.13)	$0.30

Diluted
Continuing operations	$(0.01)	$0.16	$(0.13)	$0.07
Discontinued operations	$—	$(0.03)	$—	$0.23
Net (loss) income per share - diluted	$(0.01)	$0.13	$(0.13)	$0.30

Weighted-average shares outstanding - basic	31,098,180	32,459,838	31,064,418	32,397,090

Weighted-average shares outstanding - diluted	31,098,180	35,068,716	31,064,418	32,503,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2024	—	$—	30,920,450	$30,920	$73,834,300	$(47,685,414)	$26,179,806
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at March 31, 2024	—	—	31,093,172	31,093	75,411,679	(48,898,029)	26,544,743
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	17,127	17	(19,316)	—	(19,299)
Issuance of Forian common stock upon exercise of stock options	—	—	(112)	—	—	—	—
Stock based compensation expense	—	—	—	—	1,662,636	—	1,662,636
Net loss	—	—	—	—	—	(2,553,259)	(2,553,259)
Balance at June 30, 2024	—	—	31,110,187	31,110	77,054,999	(51,451,288)	25,634,821
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	12,508	13	(12,988)	—	(12,975)
Repurchase and retirement of common stock, net of excise taxes	—	—	(30,000)	(30)	(74,370)	—	(74,400)
Stock based compensation expense	—	—	—	—	1,552,042	—	1,552,042
Net loss	—	—	—	—	—	(204,907)	(204,907)
Balance at September 30, 2024	—	$—	31,092,695	$31,093	$78,519,683	$(51,656,195)	$26,894,581

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023	—	$—	32,251,326	$32,251	$71,182,326	$(58,792,101)	$12,422,476
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	166,615	167	(94,766)	—	(94,599)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,580,925	—	1,580,925
Net income	—	—	—	—	—	6,498,479	6,498,479
Balance at March 31, 2023	—	—	32,418,842	32,419	72,668,484	(52,293,622)	20,407,281
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	33,209	33	(32,791)	—	(32,758)
Stock based compensation expense	—	—	—	—	1,540,342	—	1,540,342
Net loss	—	—	—	—	—	(1,122,826)	(1,122,826)
Balance at June 30, 2023	—	—	32,452,051	32,452	74,176,035	(53,416,448)	20,792,039
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	36,760	37	(20,671)	—	(20,634)
Stock based compensation expense	—	—	—	—	1,551,997	—	1,551,997
Net income	—	—	—	—	—	4,342,091	4,342,091
Balance at September 30, 2023	—	$—	32,488,811	$32,489	$75,707,361	$(49,074,357)	$26,665,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,970,781)	$9,717,744
Less: Income from discontinued operations	—	7,603,300
(Loss) Income from continuing operations	(3,970,781)	2,114,444
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	23,405	64,285
Amortization on right of use asset	16,296	16,750
Amortization of debt issuance costs	3,999	3,999
Amortization of discount - proceeds from sale of discontinued operations	(20,712)	(341,205)
Accrued interest on convertible notes	583,685	626,549
Accretion of discounts on marketable securities	(1,876,074)	(1,318,083)
Gain on sale of investment	(80,694)	(5,805,858)
Gain on debt redemption	(137,356)	(111,151)
Allowance for credit losses	225,000	—
Stock-based compensation expense	4,873,593	4,920,572
Change in fair value of warrant liability	(563)	(4,088)
Change in operating assets and liabilities:
Accounts receivable	(1,198,651)	(1,109,505)
Contract assets	251,681	983,499
Prepaid expenses	379,453	(34,542)
Lease liabilities	(27,505)	(16,750)
Deposits and other assets	1,098,673	57,767
Accounts payable	682,239	(56,313)
Accrued expenses	(1,634,149)	1,224,648
Deferred revenues	(169,832)	172,332
Other liabilities	(488,791)	—
Net cash (used in) provided by operating activities - continuing operations	(1,467,084)	1,387,350
Net cash used in operating activities - discontinued operations	—	(59,075)
Net cash (used in) provided by operating activities	(1,467,084)	1,328,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(75,493)
Purchase of marketable securities	(133,894,613)	(103,468,975)
Sale and maturity of marketable securities	131,417,076	78,597,821
Proceeds from sale of investment	80,694	5,805,858
Net cash from sale of discontinued operations	1,666,666	21,501,841
Net cash (used in) provided by investing activities - continuing operations	(730,177)	2,361,052
Net cash (used in) provided by investing activities	(730,177)	2,361,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(113,637)	(147,991)
Stock repurchase	(74,400)	—
Cash used to redeem convertible notes	(950,000)	(960,000)
Net cash used in financing activities - continuing operations	(1,138,037)	(1,107,991)
Net cash used in financing activities	(1,138,037)	(1,107,991)

Net change in cash	(3,335,298)	2,581,336

Cash and cash equivalents, beginning of period	6,042,986	2,795,743

Cash and cash equivalents, end of period	$2,707,688	$5,377,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash (received) paid for taxes	$(1,346,108)	$3,276,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2024. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024.

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

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that will have a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2023, as applicable. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current quarterly financial statement presentation. Certain litigation related costs that were previously included in general and administrative expenses in the prior period financial statements have been reclassified to Litigation settlements and related expenses to be consistent with the current presentation.

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

Level 1 - quoted prices in active markets for identical assets or liabilities;

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 - inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of September 30, 2024 and December 31, 2023 was $0 and $563, respectively, based on Level 3 inputs. Refer to Note 10.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company determines the allowance for credit losses based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for credit losses was $225,000 at September 30, 2024 and $0 at December 31, 2023.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of BioTrack (see Note 4 – Discontinued Operations). As of September 30, 2024, the note has been fully paid. The Company recognized $0 and $20,712 and $96,164 and $341,205 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three and nine months ended September 30, 2024 and 2023, respectively.

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

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it did not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $798,724 and $2,395,177 and $647,131 and $1,953,382 for the three and nine months ended September 30, 2024 and 2023, respectively. The Company had outstanding accounts receivable from this customer of $795,439 and $1,827 at September 30, 2024 and December 31, 2023, respectively.

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

Contract assets and deferred revenues consist of the following as of September 30, 2024 and December 31, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2023	$158,016	$2,094,942	$2,252,958	$2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,581,286)
Net change due to timing of billings, payments and recognition	(50,684)	(1,075,561)	(1,126,245)	2,413,550
Balance at December 31, 2023	107,332	1,019,381	1,126,713	2,413,551
Beginning deferred revenue balance recognized during the period	—	—	—	(2,163,551)
Net change due to timing of billings, payments and recognition	(25,774)	(225,907)	(251,681)	1,993,719
Balance at September 30, 2024	$81,558	$793,474	$875,032	$2,243,719

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The amount of deferred revenue recognized for the three and nine months ended September 30, 2024 and 2023 was $1,546,640 and $2,163,551 and $1,976,210 and $2,483,339, respectively. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	September 30, 2024	December 31, 2023
Estimated next twelve months	$17,783,860	$17,202,223
Thereafter	20,747,221	20,831,200
Total	$38,531,081	$38,033,423

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

Customer Concentration

During the three and nine months ended September 30, 2024, the Company had two customers representing 17.0% and 11.8% and 16.7% and 12.4% of revenue, respectively. At September 30, 2024, the Company had three customers representing 22.4%, 13.1% and 13.0% of accounts receivable.

During the three and nine months ended September 30, 2023, the Company had two customers representing 12.1% and 11.5% and 12.9% and 12.2% of revenue, respectively. At September 30, 2023, the Company had four customers representing 23.2%, 14.0%, 13.3% and 10.9% of accounts receivable.

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

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the quarter ended September 30, 2024, representing previously recorded charges under the contract that will not be paid. The Company continues to evaluate any impact on customer performance commitments and the availability of alternate sources of comparable data.

There can be no assurance that alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under its existing agreements.

Vendor Concentration

During the three months ended September 30, 2024, the Company had two vendors representing 16.2% and 10.7% of purchases and expenses and during the nine months ended September 30, 2024, the Company had four vendors representing 24.4%, 13.7%, 10.8% and 12.6%, respectively, of purchases and expenses.

During the three months ended September 30, 2023, the Company had one vendor representing 15.8% of purchases and expenses and during the nine months ended September 30, 2023, the Company had two vendors representing 14.0% and 12.4% of purchases and expenses.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $16,073 and $76,579 and $9,655 and $45,075 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

For the three and nine months ended September 30, 2024, the Company recognized net income tax benefit of $95,896 and net income tax expense of $14,865. For the three and nine months ended September 30, 2023, the Company recognized net income tax expenses of $93,191 and $159,287, respectively. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations for the nine months ended September 30, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $3,834,122 after utilization of federal and state net operating losses during the nine months ended September 30, 2023. Income taxes related to discontinued operations for the three months ended September 30, 2023 result from adjustments to estimates impacting intraperiod tax allocations.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of September 30, 2024, the Company is not currently under any examination in any tax jurisdiction.

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

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the nine months ended September 30, 2023, include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

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

The Helix Businesses have been presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2023.

The Company recorded a gain on the sale of the outstanding capital stock of its BioTrack business of $11,531,849 and a loss from discontinued operations of $94,427 during the nine months ended September 30, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $1,111,552 and $3,834,122 during the three and nine months ended September 30, 2023.

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, through the date of sale:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$—	$1,121,677
Services	—	179,798
Total revenues	—	1,301,475

Costs and Expenses:
Cost of revenues	—	699,015
Research and development	—	160,164
Sales and marketing	—	35,005
General and administrative	—	129,283
Depreciation and amortization	—	372,435
Total costs and expenses	—	1,395,902

Net loss from discontinued operations for Helix Businesses before income taxes	—	(94,427)
Gain on sale of discontinued operations	—	11,531,849
Income tax expense	(1,111,552)	(3,834,122)

Net gain from discontinued operations, net of tax for Helix Businesses	$(1,111,552)	$7,603,300

Note 5	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of September 30, 2024 and December 31, 2023, marketable securities consisted of the following:

	September 30, 2024	December 31, 2023
United States Treasury Bills
Amortized Cost	$46,606,378	$42,289,441
Fair Market Value	$46,650,200	$42,296,589

Note 6	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of September 30, 2024 and December 31, 2023, the Company’s balance sheet reflected prepaid expenses of $697,780 and $1,077,233, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of September 30, 2024, are income taxes receivable of $531,749, deferred license costs of $554,704 and amounts receivable from employees of $95,697.

Included in other current assets as of December 31, 2023, are income taxes receivable of $1,890,391, deferred license costs of $381,820 and amounts receivable from employees of $236,364.

Note 7	PROPERTY AND EQUIPMENT, NET

As of September 30, 2024 and December 31, 2023, property and equipment were comprised of the following:

	September 30, 2024	December 31, 2023
Personal computing equipment	$94,521	$94,521
Office equipment and capitalized software	73,260	73,260
Total	167,781	167,781
Less: Accumulated depreciation	(115,101)	(91,696)
Property and equipment, net	$52,680	$76,085

Note 8	DEPOSITS AND OTHER ASSETS

As of September 30, 2024 and December 31, 2023, deposits and other assets included $1,496,158 and $1,390,156 of assets related to information license vendors, respectively (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

Note 9	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2024 and December 31, 2023 accrued expenses were comprised of the following:

	September 30, 2024	December 31, 2023
Employee compensation	$1,008,379	$1,546,614
Information Contracts (see Note 3 - Vendors and Licensors)	530,556	1,533,861
Accrued expenses	1,079,173	1,171,782
Total	$2,618,108	$4,252,257

Note 10	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently remeasured to fair value at each reporting period with changes being recorded in the condensed consolidated statements of operations. As of September 30, 2024 and 2023, the Company had 6,875 and 55,121 warrants outstanding classified as liabilities, respectively. During the nine months ended September 30, 2024 and 2023, 44,079 and 46,935 warrants expired, respectively.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy,  was calculated using the Black-Scholes model using the following inputs:

	As of September 30, 2024	As of December 31, 2023
Fair value of Company’s common stock	$2.16	$2.93
Dividend yield	0%	0%
Expected volatility	80%	68% - 83%
Risk free interest rate	4.60%	5.06% - 5.54%
Expected life (years)	0.09	0.30
Exercise price	$8.70 - $20.00	$8.00 - $28.00
Fair value of financial instruments - warrants	$—	$563

The following table summarizes the change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy:

Amount
Balance as of January 1, 2024	$563
Change in fair value of warrant liability	(563)
Balance as of September 30, 2024	$—

Amount
Balance as of January 1, 2023	$4,547
Change in fair value of warrant liability	(4,088)
Balance as of September 30, 2023	$459

Amount
Balance as of July 1, 2024	$20
Change in fair value of warrant liability	(20)
Balance as of September 30, 2024	$—

Amount
Balance as of July 1, 2023	$2,053
Change in fair value of warrant liability	(1,594)
Balance as of September 30, 2023	$459

Note 11	CONVERTIBLE NOTES

	September 30, 2024	December 31, 2023
Principal outstanding	$22,000,000	$23,000,000
Add: accrued interest	2,375,397	1,879,068
Less: unamortized debt issuance costs	(4,888)	(8,887)
Convertible note payable, net of debt issuance costs	$24,370,509	$24,870,181

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Notes convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $194,082 and $583,685 and $210,000 and $626,548 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the three and nine months ended September 30, 2024 and 2023, the Company recognized $1,333 and $3,999 and $1,333 and $3,999 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the consolidated statements of operations.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	551,258	$3.28
Issued	570,000	3.79
Vested	(331,934)	7.30
Canceled	(44,339)	0.44
Unvested at December 31, 2023	744,985	2.05
Issued	350,000	2.68
Vested	(241,485)	4.78
Canceled	(5,000)	9.47
Unvested at September 30, 2024	848,500	$4.01

The 848,500 of unvested awards at September 30, 2024 consisted of 848,500 restricted stock units and 0 shares of restricted stock.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. As of September 30, 2024, options to purchase 210,493 shares of common stock remain outstanding.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the nine months ended September 30, 2024 and 2023, are as follows:

For the Nine Months Ended September 30,
	2024	2023
Exercise Price	$2.60 to $3.69	$2.60 to $3.79
Fair value of Company common stock	$2.60 to $3.69	$2.60 to $3.79
Dividend yield	0%	0%
Expected volatility	77% to 79%	79% to 117%
Risk Free interest rate	3.80% to 4.20%	3.40% to 4.19%
Expected life (years) remaining	6.10 to 6.25	6.08 to 6.25

The following summarizes option activity under the Company’s stock plan for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2023	3,983,808	$10.53	8.23
Granted	1,416,000	$3.46	9.28
Exercised	(2,452)	$2.20	4.42
Forfeited and expired	(1,556,812)	$12.53	7.40
Outstanding at December 31, 2023	3,840,544	$7.12	8.96
Granted	475,500	$2.80	9.35
Exercised	(14,375)	$2.98	0.76
Forfeited and expired	(301,626)	$6.92	5.95
Outstanding at September 30, 2024	4,000,043	$6.53	7.47
Vested options at September 30, 2024	2,123,188	$8.69	6.64

The weighted average exercise price and remaining contractual life of exercisable options as of September 30, 2024 is $8.69 and 6.64 respectively. The total aggregate intrinsic value of the exercisable options as of September 30, 2024 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $2.00 and $3.24 for the nine months ended September 30, 2024 and 2023, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the nine months ended September 30, 2023 includes $349,832 related to the accelerated vesting of stock, which is included in “separation expenses” in the condensed consolidated statements of operations.

At September 30, 2024, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $7,790,409, which the Company expects to recognize over a weighted-average period of approximately 3.75 years. Stock compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Services	$38,254	$51,611	$114,424	$123,809
Research and development	26,517	33,706	79,512	108,862
Sales and marketing	66,828	52,663	203,272	156,580
General and administrative	1,420,443	1,414,017	4,476,385	4,181,489
Separation expenses	—	—	—	349,832
Subtotal	1,552,042	1,551,997	4,873,593	4,920,572
Discontinued operations	—	—	—	(247,308)
Total	$1,552,042	$1,551,997	$4,873,593	$4,673,264

Total intrinsic value of options exercised during the period ended September 30, 2024 was $8,375. The total fair value of restricted shares vested during the three and nine month periods ended September 30, 2024 was $38,381 and $765,045, respectively.

Note 13	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (Loss) Income:
Net (loss) income from continuing operations	$(204,907)	$5,453,643	$(3,970,781)	$2,114,444
Net (loss) income from discontinued operations	—	(1,111,552)	—	7,603,300
Net (Loss) Income	$(204,907)	$4,342,091	$(3,970,781)	$9,717,744

Basic net (loss) income from continuing operations per share attributable to common shareholders:	$(0.01)	$0.17	$(0.13)	$0.07
Basic net (loss) income from discontinued operations per share:	—	(0.03)	—	0.23
Net (loss) income per common share	$(0.01)	$0.14	$(0.13)	$0.30

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(204,907)	$5,453,643	$(3,970,781)	$2,114,444
Effect of assumed conversions:
Add back: net expenses related to convertible notes	—	70,127	—	—
Net (loss) income from continuing operation after the effect of assumed conversions	$(204,907)	$5,523,770	$(3,970,781)	$2,114,444

Net (loss) income from discontinued operations	$—	$(1,111,552)	$—	$7,603,300

Weighted average common shares outstanding - basic and diluted	31,098,180	32,459,838	31,064,418	32,397,090
Plus: Dilutive effect of convertible notes - as if converted method	—	2,512,386	—	—
Plus: Dilutive effect of restricted stock awards and stock options – treasury stock method	—	96,492	—	106,269
Weighted average common shares outstanding assuming dilution	31,098,180	35,068,716	31,064,418	32,503,359

Diluted net (loss) income from continuing operations per common share	(0.01)	0.16	(0.13)	0.07
Diluted net (loss) income from discontinued operations per common share	—	(0.03)	—	0.23
Net (loss) income per common share	$(0.01)	$0.13	$(0.13)	$0.30

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is loss from continuing operations.

	For the Nine Months Ended September 30,
	2024	2023
Potentially dilutive securities:
Warrants	6,875	55,121
Stock options	4,000,043	3,694,791
Convertible notes	2,401,953	2,443,753
Unvested restricted stock awards and units	848,498	726,998
Total	7,257,369	6,920,663

Note 14	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and nine months ended September 30, 2024 and 2023 of $0 and $60,025 and $28,215 and $204,297, respectively, as he is entitled to runoff commissions on accounts he sold.

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

On September 4, 2024, the Company entered a customer agreement with an entity controlled by one of its directors providing for products and services over a three year period for variable consideration with aggregate minimum billings of $1,200,000. Revenues for the three and nine month periods ended September 30, 2024, include $15,126 resulting from the agreement.

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

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Nine Months Ended September 30,
	2024	2023
Cash used in operating leases	$17,115	$16,893
ROU assets obtained in exchange for new lease obligations	$46,876	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	September 30, 2024	December 31, 2023
Right of use assets, net	$41,244	$10,664

Short-term operating lease liabilities	$23,146	$10,664
Long-term operating lease liabilities	18,098	—
Total lease liabilities	$41,244	$10,664
Weighted average remaining lease term (in years)	1.75	0.50
Weighted average discount rate	4.8%	9.5%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$6,153	$5,481	$17,115	$16,893
Short-term lease expense	8,148	7,135	23,146	20,014
Total operating lease costs	$14,301	$12,616	$40,261	$36,907

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2024, were as follows:

September 30, 2024
2024 (remaining)	$6,153
2025	24,612
2026	12,306
Total future minimum lease payments	43,071
Less imputed interest	(1,827)
Total	$41,244

Note 16	COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of September 30, 2024:

September 30, 2024
Year ending December 31, 2024	$662,500
Year ending December 31, 2025	2,552,500
Year ending December 31, 2026	2,902,500
Thereafter	5,267,500
$11,385,000

Commitments and contingencies includes $1,030,556 recorded in accrued expenses and other liabilities, representing information license liabilities various licensing agreements (see Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors).

Legal Proceedings

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the condensed consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending or recently resolved litigation to which it is a party or to which its property is subject that we believe to be material, except for the below.

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

On October 4, 2024, the Company purchased and retired 100,000 shares of common stock of the Company in a private transaction for $218,500. The purchase price per share was equal to the closing price of the Company’s common stock on The Nasdaq Stock Market LLC on the date the transaction was consummated.

On October 31, 2024, the Company entered into a Membership Interest Assignment Agreement (the “Assignment Agreement”), by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber (the “Transferred Interests”) from the Sellers, effective October 31, 2024 (the “Transaction”). Pursuant to the terms of the Assignment Agreement, at the closing, Sellers transferred and assigned all of the Transferred Interests to the Company in consideration of the Company’s assumption of Kyber’s ordinary course liabilities. The Assignment Agreement also contains a customary post-closing working capital adjustment, if applicable. All outstanding Class B Units of Kyber were cancelled prior to the closing of the Transaction and no consideration was paid to the Class B Unit holders.

On November 8, 2024, the Company’s Board of Directors approved the grant of restricted stock units to employees representing 826,000 shares of common stock of the Company vesting over a four year period.

On November 12 and 13, 2024, the Company entered into a Convertible Promissory Note Redemption Agreement with certain holders of Notes, pursuant to which the Company redeemed $16,000,000 in aggregate principal amount of outstanding Notes and $1,791,041 of accrued interest thereon for an aggregate redemption price of $17,648,408 resulting in an anticipated gain of $142,633.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Revenues

Revenues are derived from licensing fees for the Company’s proprietary information products. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended September 30, 2024 by country as a percentage of total sales were: United States (90.7%) and Australia (9.3%) compared to sales for the three months ended September 30, 2023 by country as a percentage of total sales which were: United States (87.0%), Canada (6.0%) and Australia (7.0%).

Sales for the nine months ended September 30, 2024 by country as a percentage of total sales were: United States (89.8%), Canada (1.7%) and Australia (8.5%) compared to sales for the nine months ended September 30, 2023 by country as a percentage of total sales which were: United States (89.1%), Canada (3.8%) and Australia (7.2%).

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

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the quarter ended September 30, 2024, representing previously recorded charges under the contract that will not be paid. The Company continues to evaluate any impact on customer performance commitments and the availability of alternate sources of comparable data.

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

Results of Operations For the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes the condensed results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,686,312	$5,348,469	$14,340,791	$15,112,398

Costs and Expenses
Cost of revenues	1,402,920	1,362,555	4,913,195	3,891,482
Research and development	291,962	264,781	989,052	1,100,657
Sales and marketing	956,983	1,313,212	3,029,783	3,746,731
General and administrative	2,822,253	2,887,771	9,771,343	9,641,536
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	1,394	316,820	1,152,670	751,480
Depreciation and amortization	6,629	10,598	23,405	64,285
Operating loss from continuing operations	$(795,829)	$(807,268)	$(5,538,657)	$(4,683,605)

Comparison of Three Months Ended September 30, 2024 and 2023

Revenues

Revenues for the three months ended September 30, 2024 were $4,686,312, which represented a decrease of $662,157 compared to revenues of $5,348,469 for the three months ended September 30, 2023. The decrease is primarily due to lower revenues resulting from the expiration of certain customer contracts and attrition due to the inability of certain customers to complete planned financings, partially offset by new customer sales.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 was $1,402,920, which represented an increase of $40,365 compared to total cost of revenues of $1,362,555 for the three months ended September 30, 2023. Cost of revenues increased primarily due to higher information licensing expenses related to expansion of the Company’s data sources, partially offset by an adjustment related to the cancellation of an inbound information contract (see Note 3 - Summary of Significant Accounting Policies - Vendors and Licensors). As a result, gross profit as a percentage of revenues decreased to 70% for the for the three months ended September 30, 2024 compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the three months ended September 30, 2024 were $291,962, which represented an increase of $27,181 compared to total research and development expenses of $264,781 for the three months ended September 30, 2023. The increase is due to higher personnel costs compared to the same period last year.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 were $956,983, which represented a decrease of $356,229 compared to total sales and marketing expenses of $1,313,212 for the three months ended September 30, 2023. The decrease is due to lower severance, salaries and commissions related to changes in sales force composition implemented during the third quarter of 2023, and the impact of lower revenues.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $2,822,253, which represented a decrease of $65,518 compared to general and administrative expenses of $2,887,771 for the three months ended September 30, 2023. The decrease is primarily due to lower salaries and professional expenses partially offset by higher bad debt expense.

Litigation Settlements and Related Expenses

Litigation settlements and administrative expenses for the three months ended September 30, 2024 were $1,394 which represented a decrease of $315,426 compared to litigation settlements and administrative expenses of $316,820 for the three months ended September 30, 2023. Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger (see “Note 16 - Commitments and Contingencies - Legal Proceedings” to the financial statements).

Comparison of Nine Months Ended September 30, 2024 and 2023

Revenues

Revenues for the for the nine months ended September 30, 2024 were $14,340,791, which represented a decrease of $771,607 compared to revenues of $15,112,398 for the nine months ended September 30, 2023. The decrease is primarily due to lower revenues resulting from the expiration of certain customer contracts and attrition due to the inability of certain customers to complete planned financings, partially offset by new customer sales.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 was $4,913,195, which represented an increase of $1,021,713 compared to total cost of revenues of $3,891,482 for the nine months ended September 30, 2023. Cost of revenues increased primarily due to higher information licensing expenses related to expansion of the Company’s data sources, partially offset by an adjustment related to the cancellation of an inbound information contract (see Note 3 - Summary of Significant Accounting Policies - Vendors and Licensors). As a result, gross profit as a percentage of revenues decreased to 66% for the nine months ended September 30, 2024 compared to 74% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the nine months ended September 30, 2024 were $989,052, which represented a decrease of $111,605 compared to total research and development expenses of $1,100,657 for the nine months ended September 30, 2023. The decrease is due to is due to lower personnel, subcontracted labor and infrastructure costs related to new product development, which resulted from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2024 were $3,029,783, which represented a decrease of $716,948 compared to total sales and marketing expenses of $3,746,731 for the nine months ended September 30, 2023. The decrease is due to lower severance, salaries and commissions related to changes in sales force composition implemented during the third quarter of 2023, and the impact of lower revenues.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $9,771,343, which represented an increase of $129,807 compared to general and administrative expenses of 9,641,536 for the nine months ended September 30, 2023. The increase is primarily due to higher bad debt expense offset by lower salaries and professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and administrative expenses for the nine months ended September 30, 2024 were $1,152,670 which represented an increase of $401,190 compared to litigation settlements and administrative expenses of $751,480 for the nine months ended September 30, 2023. Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the nine months ended September 30, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries (see “Note 16 – Commitments and Contingencies – Legal Proceedings” to the financial statements).

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

Management believes that the presentation of Adjusted EBITDA is useful to investors in their analysis of the Company’s results for reasons similar to those believed by management. Additionally, Adjusted EBITDA helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. As more fully described below, management believes that providing Adjusted EBITDA, together with a reconciliation of net (loss) income to Adjusted EBITDA, helps investors make comparisons between the Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net (loss) income. In making any comparisons to other companies, investors should be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. Management believes that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in the Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for 2023 includes $349,832 related to the accelerated vesting of stock, which is recognized in separation expenses in the condensed consolidated statements of operations. These expenses were incurred during the three months ended March 31, 2023, and there were no additional related expenses incurred during the three months ended September 30, 2023. Management believes that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between the Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

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

•
Interest and Investment Income. Interest and Investment income is associated with the level of marketable debt securities and other interest-bearing accounts in which the Company invests. Interest and investment income can vary over time due to changes in interest rates and level of investments. Management excludes interest and investment income from Adjusted EBITDA (i) because these items are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest income will recur in future periods.

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

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the nine months ended September 30, 2023 includes $250,000 related to the salary continuation. Management excludes these other items from Adjusted EBITDA because management believes these costs are not recurring and not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

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

•
Contract termination impacts. Management excludes certain expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to the impact of an adjustment related to the cancellation of an inbound information contract. On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 during the quarter ended September 30, 2024, representing previously recorded charges under the contract that will not be paid.

•
Income tax (benefit) expense. Management excludes the income tax (benefit) expense from Adjusted EBITDA (i) because management believes that the income tax (benefit) expense is not directly attributable to the underlying performance of business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different tax attributes.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,686,312	$5,348,469	$14,340,791	$15,112,398

Net (loss) income from continuing operations	(204,907)	5,453,643	(3,970,781)	2,114,444

Depreciation and amortization	6,629	10,598	23,405	64,285
Stock based compensation expense	1,552,042	1,551,997	4,873,593	4,920,572
Change in fair value of warrant liability	(20)	(1,594)	(563)	(4,088)
Interest and investment income	(658,339)	(646,832)	(1,951,812)	(1,666,786)
Interest expense	195,415	211,333	587,684	630,547
Gain on sale of investment	(32,082)	(5,805,858)	(80,694)	(5,805,858)
Gain on debt redemption	—	(111,151)	(137,356)	(111,151)
Severance expense	—	—	—	250,000
Litigation related expenses	1,394	316,820	1,152,670	751,480
Strategic review related expenses	(35,931)	—	399,913	—
Contract termination impacts	(542,389)	—	(542,389)	—
Income tax (benefit) expense	(95,896)	93,191	14,865	159,287
Adjusted EBITDA - continuing operations	$185,916	$1,072,147	$368,535	$1,302,732

Comparison of the Three Months Ended September 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended September 30, 2024 was $185,916 compared to $1,072,147 for the three months ended September 30, 2023, a decrease of $886,231. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the nine months ended September 30, 2024 was $368,535 compared to a gain of $1,302,732 for the nine months ended September 30, 2023, a decrease of $934,197. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash proceeds received from equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. As of September 30, 2024, the Company’s balance of cash and marketable securities aggregated $49,357,888 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $24,370,509. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities - continuing operations	$(1,467,084)	$1,387,350
Net cash (used in) provided by investing activities - continuing operations	(730,177)	2,361,052
Net cash used in financing activities - continuing operations	(1,138,037)	(1,107,991)
Net (decrease) increase in cash and cash equivalents - continuing operations	$(3,335,298)	$2,640,411

Net Cash Used In Operating Activities

Net cash used in operating activities of $1,467,084 increased by $2,854,434 for the nine months ended September 30, 2024 compared to cash provided by operating activities of $1,387,350 for the nine months ended September 30, 2023. This primarily is the result of a gain recognized on a non-recurring sale of investments during the nine months ended September 30, 2023. The $5,725,164 decrease in the gain recognized is partially offset by changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Used In Investing Activities

Net cash used in investing activities of $730,177 increased by $3,091,229 for the nine months ended September 30, 2024 compared to cash provided by investing activities of $2,361,052 for the nine months ended September 30, 2023. This is primarily the result of the impact of the reductions of sale proceeds from the sale of an investment and discontinued operations during the three months ended September 30, 2024, offset by changes in net additions to marketable securities.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1,138,037 for the nine months ended September 30, 2024 increased by $30,046 compared to cash used in financing activities of $1,107,991 for the nine months ended September 30, 2023. The increase was primarily due to the repurchase of stock offset by reductions in tax payments for vested restricted stock units and redemptions of convertible notes.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer) and our chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in our internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024. Our chief executive officer and chief financial officer therefore concluded that our disclosure controls and procedures as of the fiscal quarter ended September 30, 2024 remain ineffective to the extent of the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that we will incur a loss and that the probable loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements based on our best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material.

Item 1A.	Risk Factors

This item is not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Trading Arrangements of Directors and Executive Officers

During the three months ended September 30, 2024, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*              Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2024.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)