Form 10-K
period 2024-12-31
Forian Inc.
filed 2025-04-11
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 28, 2024 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $42 million based on the closing sale price as reported on Nasdaq. Shares of voting stock held by each executive officer and director of the registrant, together with voting stock held by affiliates of the registrant’s executive officers and directors, have been excluded from this calculation given that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2025, there were 31,193,563 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

EXPLANANTORY NOTE

Restatement of Previously Issued Consolidated Financial Statements

On March 30, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of Forian Inc. (“Forian” or the “Company”), based on the recommendation of, and after discussion with, the Company’s management and independent registered public accounting firm, determined that the Company’s previously issued unaudited and audited consolidated financial statements as of and for each of the quarterly and year to date periods in 2023 and the quarterly period ended September 30, 2024 (the “Non-Reliance Periods”) should no longer be relied upon.

During the course of the audit of the Company’s 2024 financial statements, management of the Company, after discussion with its independent registered public accounting firm, determined that under ASC 606, Revenue from Contracts with Customers (“ASC 606”), aggregate annual minimum payments for certain contracts should be recognized on a straight line basis over the life of the contract, as opposed to individually in the year in which the minimum fee applies under the terms of the contract. As a result, the Company restated its previously reported financial statements for the each of the periods ended March 31, 2023, June 30, 2023, September 31, 2023 and December 31, 2023. The Company determined that the impact on its financial results for the quarterly period ended September 30, 2024 was not material and no restatement was required. The restatement applied to the application of ASC 606 to a limited number of contracts where the Company may earn variable fees based on customer sales over certain thresholds specified in the contract and had no impact on the Company’s cash flows. The restatement increased revenues and sales and marketing expenses for all periods since the Company’s inception as a public company in 2021, increasing previously reported revenues by $1.7 million and previously reported net income by $1.5 million, each on a cumulative basis.

This Annual Report on Form 10-K includes restated Condensed Consolidated Financial Statements as of and for each of the Non-Reliance Periods.

Refer to “Note 20 – Restatement of Previously Issued Financial Statements”, in “Item 8. Financial Statements and Supplementary Data” for additional information.

Items Restated in this Form 10-K

The following items have been restated, as appropriate, to correct the restatements noted above:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part IV, Item 15. Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

Forian is a leading provider of data science driven information and analytics solutions to the life science, healthcare and financial services industries. We provide a unique suite of data management capabilities and proprietary enriched information and analytics solutions to optimize and measure operational, clinical and financial performance for our customers. Our subscription and services-based solutions cover the life sciences, pharmaceutical services, healthcare payer and provider and financial services industries.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”), to BT Assets Group Inc., a Delaware corporation and a wholly owned subsidiary of Alleaves Inc., a Delaware corporation (“Alleaves”) (the “BioTrack Transaction”). BioTrack’s primary business was the provision of software solutions to state governments and licensees within the cannabis industry. As a result of the BioTrack Transaction, as of February 10, 2023, we no longer provide software solutions to the cannabis industry; however, we retained certain license rights with respect to transactional data processed by the BioTrack point of sale software solution for future use in our information offerings. The results of the BioTrack business, together with the prior security monitoring and web services businesses sold on March 3, 2022 and October 31, 2022, respectively (collectively, the “Helix Businesses”), are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Refer to “Note 4 – Discontinued Operations” in “Item 8. Financial Statements and Supplemental Data.”

On October 31, 2024, Forian completed the acquisition of 100% of the outstanding membership interests of Kyber Data Science LLC, a Delaware limited liability company (“Kyber”), from Cowen Inc. and IMcK Holdings LLC. Kyber offers healthcare information products and solutions to the financial services industry, including hedge funds, mutual funds, pension funds and similar investment funds.

Our principal executive offices are located at 41 University Drive, Suite 400, Newtown, Pennsylvania 18940 and our primary website address is www.forian.com. The reference to the Forian website address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained at or available through our website.

Our Business

Forian is derived from Greek work, plirofoía, meaning information or intelligence. We leverage our expertise in data management and data science to cleanse, link and enhance structured and unstructured datapoints to generate information products for healthcare and financial services customers. Our solutions sit atop a massive and perpetually growing expanse of large-scale data assets in our cloud-based proprietary data factory. We create data-based subscription products that have a wide breadth of use across the fragmented U.S. healthcare ecosystem. Our offerings include, but are not limited to, innovative commercial, Real World Evidence (“RWE”) and market access solutions and proprietary data-driven insights to optimize the operational, clinical and financial performance of our customers.

As the costs of healthcare delivery and research rapidly increase, entities within the healthcare ecosystem are increasingly interested in understanding the healthcare professional and patient journeys. This understanding helps them grasp the costs, value and efficacy of healthcare products and services. By comprehending these healthcare journeys, which is best accomplished with a data-first approach, entities can enhance their commercial effectiveness. They can better target and segment customers and understand how access to products and services based on insurance coverage impacts health outcomes differently. Additionally, emerging therapeutics are increasingly becoming part of the patient journey and may offer greater pharmacoeconomic benefit and generate superior outcomes. However, adoption of alternative therapies is consistently thwarted by a lack of trusted information. Forian is uniquely positioned to overcome this challenge by leveraging different sources of linked data to provide mission critical clinical and commercial intelligence to customers across traditional healthcare and emerging therapeutic markets. Our agile structure has allowed us to build market-driven product and service offerings, as described in this Annual Report on Form 10-K, that deliver value to customers at various stages of maturity by providing proprietary data insights to drive business and product innovation.

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

We view the market for healthcare analytics in three principal segments: clinical analytics, commercial analytics and technology platform solutions. The market for clinical analytics includes RWE, health economics, outcomes research databases and analytic platforms as well as clinical data capture, clinical analytics and research services, investigator site selection, observational studies and pharmacoeconomics. The market for commercial analytics includes customer segmentation and targeting, campaign measurement, longitudinal patient analytics and payer market access analytics. The market for technology platform solutions includes information technology, data management, data warehousing, IT outsourcing and software development.

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

Similarly, the healthcare delivery system is changing rapidly with telehealth and remote based biometric monitoring becoming more pervasive. As such, providers require more information to inform treatment decisions. This requires connectivity and access to their patients’ information including the use of over-the-counter and unapproved pharmaceutical treatments. Absent standards and the ability to capture and integrate these data into their medical records, they will lack the information required to guide the most effective treatments.

We provide our information solutions both as an enabling technology to consultants and service providers serving the healthcare and life sciences industries, as well as to end users in the healthcare, life sciences and financial services industries.

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

We have developed a Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), compliant repository of linked longitudinal de-identified patient health information in the United States. Our databases are updated daily, weekly or monthly and include billions of de-identified patient events dating back to 2014 and represent the majority of the U.S. population. We consistently look to acquire incremental sources to further enrich our offerings through our data factory. Our data factory processes, enhances, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, retail point of sale transactions and consumer demographics as well as social determinants of health. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries, while being agile to deliver with best-in-class speed and flexibility. These integrated data are used to power multiple existing and in-development information products and services for customers across the healthcare, life sciences and financial services industries.

We provide information products to service providers and directly to end markets within the healthcare, life sciences and financial services industries. Our licenses to service providers allow us to quickly scale our business and penetrate market segments by leveraging our expertise in data management and our partners’ presence in an end market. We also provide both customized or productized solutions directly to healthcare and life sciences companies and to institutional investors including hedge funds, mutual funds and pension funds. A significant portion of our revenues are generated through multi-year contracts providing for the provision of an information product which is updated over time.

Our products will assist our clients to better understand the value and efficacy of healthcare products and services while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace.

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

We continue to develop RWE and data management solutions to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies. Our project-based RWE solutions and analytics are designed to enable the integration otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives. These solutions will enable up to clinical-grade observational research to be conducted to evaluate the impact of existing and new therapies on patient outcomes and will support:

•
the delivery of evidence-based insight into the safety and efficacy of ethical pharmaceuticals and emerging therapies to pharmaceutical manufacturers, physicians, caregivers, payers and patients with credible evidence to improve patient care and health outcomes;

•
the empowerment of regulators to more-granularly assess the safety, health, social and economic outcomes associated with all therapeutic options as emerging therapies are adopted as mainstream therapeutic alternatives; and

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

•
Diverse customer base. Our customer base extends across to a broad range of stakeholders within the healthcare and financial services industries carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. While we serve the continuum of healthcare ecosystem as clients, we have only recently started to penetrate pharmaceuticals and, as a result of the acquisition of Kyber in October 2024, to include the financial services industry among our customer base. We believe there our products are uniquely suited for large pharma service and other companies servicing the life sciences market today and will be increasingly attractive to pharmaceutical clients as our product offerings continues to evolve. Our information services team is defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

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

Government Regulation

The products and services we offer include the license of information products that contain medical, hospital and pharmacy claims data, electronic medical records data and consumer demographic data that have been de-identified in accordance with the requirements of applicable federal and state privacy laws, including HIPAA, and therefore are largely beyond the scope of these laws. However, we may receive personal data, including protected health information, for purposes of de-identifying such information prior to integrating the de-identified data into the environment that informs our information products. In addition, compliance with recently enacted and anticipated state privacy laws could require additional investment and management attention and may subject us to significant liabilities if we or our data suppliers do not comply appropriately with new and potentially conflicting laws and regulations. If there is a future change in these laws, we may also face limitations on our ability to use de-identified information that could harm our business.

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

As of April 9, 2025, we had 48 employees, all but one of whom is full time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

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

We depend upon data from external sources to create our information products. We do not own the data that powers our information offerings. Our data sources could withdraw or increase the price for their data for a variety of reasons, and we could also become subject to legislative, judicial or contractual restrictions on the use of such data, in particular if such data are not collected by the third parties in a way that allows us to legally use and/or process the data. By example, during 2024, we experienced reductions in the data licensed from certain of our data suppliers as a result of restrictions imposed by our suppliers’ upstream data licensors, ultimately causing one of our data suppliers to terminate each of its data license agreements, including our license agreement. Additionally, one of our data suppliers announced in 2025 its intention to wind down its data licensing business in 2026. The length of our licenses with our data suppliers and our ability to extend these licenses varies across suppliers, some of whom may offer similar products or services to certain categories of our customers and prospective customers. There is no assurance that alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under our existing agreements, including the term of the license and the use rights thereunder. Our competitors could also enter into exclusive contracts with our data sources, which although atypical may preclude us from receiving certain data from these suppliers or restrict us in our use of such data, which would give our competitors an advantage. If a substantial number of data sources, or certain key sources, were to further withdraw, limit or be unable to provide their data, or if we were to lose access to data due to government regulation or if the collection of data became uneconomical, our ability to provide our information solutions to our customers could be impacted, which could materially adversely affect our business, reputation, financial condition, operating results and cash flows.

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

As described under “Item 9A. Controls and Procedures,” we concluded that our disclosure controls and procedures were not effective as of December 31, 2024, and that we had, as of such date, material weaknesses in our internal control over financial reporting related to (i) the lack of properly designed controls to validate the accuracy and appropriateness of payables transactions and prevent the possibility of fraudulent or fictitious payments and (ii) our failure to design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), specifically our failure to maintain effective controls relating to accounting for fixed minimum payments in contracts with variable revenues based on customer sales. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

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

Federal and state laws and regulations regarding the collection, retention, security, use, disclosure and transfer of personal data (collectively, “Privacy Laws”) are changing, increasing in number and expanding in scope. Existing Privacy Laws include HIPAA, which regulates protected health information (“PHI”) created or received by or on behalf of health care providers, health plans, and other covered entities. The recently enacted Washington My Health My Data Act gives Washington consumers rights with respect to consumer health data, which is defined expansively. In recent years, several states have adopted Privacy Laws that regulate the privacy and security of personal data much more broadly than U.S. laws have in the past. Many of these laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring, the Colorado Privacy Act, the Virginia Consumer Data Protection Act and the Utah Consumer Privacy Act, went into effect in 2023 and 2024. Additional states have passed comprehensive Privacy Laws that will go into effect in 2025 and 2026, and several additional states are considering similar laws. It is possible that these Privacy Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Establishing and maintaining compliance with these various Privacy Laws could cause us or the third parties that license us data to incur substantial costs or require changes in business practices that are adverse to our business.

The products and services we offer include the license of information products that contain data that have been de-identified in accordance with the requirements of applicable Privacy Laws, including HIPAA, and therefore are largely beyond the scope of current Privacy Laws. However, we may receive patient personal data, including PHI, for purposes of de-identifying such information prior to integrating the de-identified data into the environment that informs our information products. These state Privacy Laws are very recent and thus far there has been little interpretation of these laws by regulators or courts. Accordingly, there is uncertainty as to whether the de-identification requirements under the more recent Privacy Laws conform with the HIPAA de-identification standards. Compliance with state Privacy Laws could require additional investment and management attention and may subject us to significant liabilities if we or our data suppliers do not comply appropriately with new and potentially conflicting laws and regulations. If there is a future change in Privacy Laws, we may also face limitations on our ability to use de-identified information that could harm our business. There is also a risk that the third parties that license us data and de-identification software may fail to properly de-identify PHI under HIPAA or personal data under applicable state Privacy Laws, some of which may impose different standards for de-identification than those required by HIPAA.

The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI by health plans, health care clearinghouses and certain health care providers, referred to as “covered entities,” and the third parties with which such covered entities contract for services, referred to as “business associates,” that engage in creating, receiving, maintaining or transmitting PHI. While we generally do not consider our products and services to subject us to HIPAA, both because the patient healthcare data contained within our information products are de-identified to remove PHI before being ingested into our environments and because we do not constitute a covered entity, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations as a business associate of a covered entity, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our environments without being properly de-identified, we may be directly liable for failing to meet the obligations of a business associate under HIPAA. The U.S. Department of Health and Human Services Office for Civil Rights may impose penalties for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

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

We rely on information technology systems and networks, and those of third-party vendors, to ensure the continuity of our business operations and to process and store data, including proprietary data, personal data that may be subject to legal protection and de-identified data that may be subject to contractual security obligations. Despite our efforts to protect our systems, cybersecurity threats pose a risk to the security and availability of our systems and networks and the confidentiality, integrity and availability of our data. One or more cyber threats might defeat the measures that we take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. Also, the increased use of generative artificial intelligence, or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. Although we take steps to manage and avoid these risks and to prevent their recurrence, our preventive and remedial actions may not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

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

Our directors and officers beneficially own approximately 46% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, our business strategy, results of operations or financial condition. Notwithstanding the defensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats, incidents or disruptions may not be fully insured. For more information regarding the risks we face from cybersecurity threats, see “Item 1A. Risk Factors –Security breaches and unauthorized use of our systems and information could expose us, our customers, our data suppliers or others to risk of loss.”

Item 2.	Properties

Our headquarters are in Newtown, Pennsylvania. We currently lease additional office space in Hingham, Massachusetts. We believe our currently leased space is sufficient to meet our current needs, and that any additional space we may require will be available on commercially reasonable terms.

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

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of Forian, claiming that he owned 10% of GTI. The complaint sought unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. On March 8, 2024, the parties entered into a Settlement Agreement and General Release, which included a release of GTI, Forian and its subsidiaries and all related parties. The parties filed a Joint Stipulation to Dismiss with Prejudice with respect to this matter on March 18, 2024. Dismissal with prejudice was effective upon the filing of the Joint Stipulation.

Grant Whitus et al. v. Forian Inc., Zachary Venegas and Scott Ogur

On July 30, 2021, four former Helix employees filed a lawsuit in the Arapahoe County, Colorado District Court against Forian and certain of its subsidiaries and Helix’s former managers asserting claims of breach of contract, promissory estoppel, breach of the covenant of good faith and fair dealing, civil theft and conversion, fraudulent misrepresentation, civil conspiracy and unjust enrichment / quantum meruit, all relating to the plaintiffs’ claims that they were promised equity interest in Helix or compensation that they never received. The original complaint was never served, and in November 2021, the plaintiffs filed and served an amended complaint adding a fifth plaintiff and seeking over $27.5 million in damages as well as attorneys’ fees and costs. Forian removed the matter to the United States District Court for the District of Colorado in December 2021, and Forian and the other defendants filed motions to dismiss on January 20, 2022. Plaintiffs subsequently amended their complaint on April 21, 2022, adding Helix TCS LLC and Helix Technologies, Inc. as defendants and advancing additional claims for breach of fiduciary duty and violation of the Colorado Wage Claims Act. On November 22, 2023, Forian and the other defendants entered into a Settlement Agreement and Release with the fifth plaintiff, which included a release of Forian and its subsidiaries and all related parties. That plaintiff filed a stipulation dismissing her claims on December 12, 2023. On May 31, 2024, the remaining parties entered into a Settlement Agreement and Release, which included a release of Forian and its subsidiaries and all related parties. Plaintiffs filed a Stipulation of Dismissal on June 7, 2024. The Court entered a Minute Order dismissing the case with prejudice on June 7, 2024.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Stock Market (“Nasdaq”) under the symbol “FORA”.

Holders of Record

As of April 9, 2025, there were approximately 275 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Unit) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (for Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	100,000	$2.185	-	-
November 1, 2024 through November 30, 2024	-	-	-	-
December 1, 2024 through December 31, 2024	-	-	-	-

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

As discussed in “Note 20 - Restatement of Previously Issued Financial Statements” in “Item 8. Financial Statements and Supplementary Data,” we have restated our previously issued audited Consolidated Financial Statements as of December 31, 2023, and for the year ended December 31, 2023, and our unaudited quarterly financial information for the quarterly periods ended March 31, June 30 and September 30, 2023. During the course of the audit of the Company’s 2024 financial statements, management of the Company, after discussion with its independent registered public accounting firm, determined that under ASC 606, Revenue from Contracts with Customers (“ASC 606”), aggregate annual minimum payments for certain contracts should be recognized on a straight line basis over the life of the contract, as opposed to individually in the year in which the minimum fee applies under the terms of the contract. As a result, the Company restated its previously reported financial statements for the periods that were affected. This restatement applied to the application of ASC 606 to a limited number of contracts where the Company may earn variable fees based on customer sales over certain thresholds specified in the contract and had no impact on the Company’s cash flows. This restatement increased revenues and sales and marketing expenses for all periods since the Company’s inception as a public company in 2021, increasing previously reported revenues by $1.7 million and previously reported net income by $1.5 million, each on a cumulative basis. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Overview

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC) (“MOR”) for the purpose of effecting the business combination with Helix Technologies, Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and life sciences and financial services industries.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack. On March 3, 2022, Helix completed the sale of the assets of its security monitoring business. On October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary. These businesses are referred to collectively as the “Helix Businesses.” As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations.

On October 31, 2024, the Company entered into a Membership Interest Assignment Agreement, by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber from the Sellers, effective October 31, 2024. The business combination with Kyber was accounted for using the acquisition method of accounting in accordance with ASC 805, with the Company deemed the accounting acquirer for financial reporting purposes.

Financial Operations Overview

The following discussion sets forth certain components of the Company’s statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the year ended December 31, 2024 by country as a percentage of total sales were: United States (90%), Australia (8%), and Canada/other (2%) compared to sales for the year ended December 31, 2023 by country as a percentage of total sales which were: United States (88%), Australia (8%) and Canada (4%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. As a result of this event, the Company is evaluating its rights under the contract and anticipates it may reduce the expected period of benefit for existing contracts with the vendor beginning in the first quarter of 2025, resulting in accelerated amortization of amounts included in other assets related to the contract.

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid.

The Company has licensed data from additional vendors in consideration of the above changes, and in addition is evaluating other potential data sources to meet future needs; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreements. The Company continues to evaluate any impact on customer performance commitments and the availability of alternate sources of comparable data.

Research and Development

Research and development expenses consist primarily of employee-related expenses, subcontractor and third-party consulting fees and hosted infrastructure costs. The Company continues to focus research and development efforts on adding new features and applications to its product offerings.

Sales and Marketing

Sales and marketing expense is primarily salaries and related expenses, including commissions, for sales, marketing and product management staff. Marketing program costs are also recorded as sales and marketing expense including advertising, market research and events (such as trade shows, corporate communications, brand building, etc.). The Company plans to continue investing in marketing and sales by expanding selling and marketing staff, building brand awareness, attracting new clients and sponsoring additional marketing events. The timing of these marketing events may affect marketing costs in any particular period.

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

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses consist of legal and professional fees related to a strategic review of the Company’s operations and the acquisition of Kyber.

Results of Operations For the Years Ended December 31, 2024 and 2023

The following table summarizes the results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023
		(as restated)
Revenues	$20,153,263	$21,216,984

Costs and Expenses
Cost of revenues	7,334,163	5,477,032
Research and development	1,444,745	1,407,580
Sales and marketing	4,334,289	4,957,833
General and administrative	12,536,940	12,600,208
Separation expenses	—	599,832
Litigation settlements and related expenses	669,955	1,032,985
Strategic review and transaction related expenses	756,743	—
Depreciation and amortization	63,389	74,438
Operating loss from continuing operations	$(6,986,961)	$(4,932,924)

Comparison of Years Ended December 31, 2024 and 2023

Revenues

Revenues for the for the year ended December 31, 2024, were $20,153,263, which represented a decrease of $1,063,721 compared to revenues of $21,216,984 for the year ended December 31, 2023. The decrease is primarily due to the expiration and attrition of certain customer contracts and approximately $514,000 of service credits issued to customers in consideration of claimed disruptions related to the termination and replacement of certain upstream data contracts discussed above, partially offset by impact of the Kyber acquisition.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024, was $7,334,163, which represented an increase of $1,857,131 compared to cost of revenues of $5,477,032 for the year ended December 31, 2023. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing expenses. As a result, gross profit as a percentage of revenues decreased to 64% for the year ended December 31, 2024, compared to 74% for the same period in 2023.

Research and Development

Research and development expenses for the year ended December 31, 2024, were $1,444,745, which represented an increase of $37,165 compared to total research and development expenses of $1,407,580 for the year ended December 31, 2023. The increase is due to the impact of the Kyber acquisition, partially offset by lower personnel, subcontracted labor and infrastructure costs related to new product development, which resulted from the Company’s shift in focus to the healthcare analytics market.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2024, were $4,334,289, which represented a decrease of $623,544 compared to total sales and marketing expenses of $4,957,833 for the year ended December 31, 2023. The decrease is due to lower severance, salaries and commissions related to changes in sales force composition implemented during 2023.

General and Administrative

General and administrative expenses for the year ended December 31, 2024, were $12,536,940, which represented a decrease of $63,268 compared to general and administrative expenses of 12,600,208 for the year ended December 31, 2023. The decrease is primarily due to decreases in salaries and other professional expenses, partially offset by increased stock compensation and bad debt expense.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the year ended December 31, 2024, were $669,955 which represented a decrease of $363,030 compared to litigation settlements and related expenses of $1,032,985 for the year ended December 31, 2023. Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries. During the year ended December 31, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries (see “Note 19 – Commitments and Contingencies – Legal Proceedings” to the financial statements).

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses of $756,743 for the year ended December 31, 2024, consist of professional fee’s related to a strategic review of operations and the acquisition of Kyber.

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board of Directors of the Company (the “Board”) resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for 12 months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Separation expenses for the year ended December 31, 2023 include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

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

•
Stock-Based Compensation Expense. Stock-based compensation expense is a non-cash expense arising from the grant of stock-based awards to employees. Management believes that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in the Company’s operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of business operations and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Stock-based compensation expense includes certain separation expenses related to the vesting of stock options. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for 2023 includes $349,832 related to the accelerated vesting of stock, which is recognized in separation expenses in the consolidated statements of operations. These expenses were incurred during the three months ended March 31, 2023, and there were no additional related expenses incurred during the year ended December 31, 2023. Management believes that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between the Company’s operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

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

•
Other Items. The Company engages in other activities and transactions that can impact net income (loss). In the periods reported, these other items included (i) change in fair value of warrant liability relating to warrants assumed in the acquisition of Helix; (ii) gain on sale of investment relating to the sale of a minority equity interest; (iii) gain on debt redemption which relates to a gain on the early retirement of a portion of the Notes (for further discussion, refer to “Note 12 – Warrant Liability” and “Note 13 – Convertible Notes” to the financial statements) and (iv) gain on bargain purchase (for further discussion refer to Note 5 - Acquisition). Management excludes these other items from Adjusted EBITDA because management believes these activities or transactions are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Severance expenses. Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Severance expenses for the year ended December 31, 2023 includes $250,000 related to the salary continuation, included in separation expenses in the Consolidated Statements of Operations. Managements excludes these other items from Adjusted EBITDA because management believes these costs are not recurring and not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

•
Litigation related expenses. Management excludes litigation expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to direct and incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with such litigation, which pertains to entities acquired in the Helix merger, see “Item 3. Legal Proceedings” and “Note 19 – Commitments and Contingencies” in “Item 8. Financial Statements and Supplementary Data” for further information.

•
Strategic review and acquisition related expenses. Management excludes certain professional expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to a strategic review of the Company’s operations and acquisition of Kyber.

•
Contract termination impacts. Management excludes certain expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to the impact of an adjustment related to the cancellation of an inbound information contract. On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the supplier’s upstream licensor. As a result, the Company recorded an adjustment of $542,389, to reduce cost of revenues, during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Years Ended December 31,
	2024	2023
		(as restated)
Revenue	$20,153,263	$21,216,984

Net (loss) income from continuing operations	(3,771,070)	2,395,518

Depreciation and amortization	63,389	74,438
Stock based compensation expense	6,528,397	6,573,969
Change in fair value of warrant liability	(563)	(3,984)
Interest and investment income	(2,422,261)	(2,327,974)
Interest expense	708,933	834,785
Gain on sale of investment	(80,694)	(5,805,858)
Gain on debt redemption	(283,059)	(111,151)
Gain on bargain purchase	(1,204,830)	—
Severance expense	—	250,000
Litigation related expenses	669,955	1,032,985
Strategic review and transaction related expenses	756,743	—
Contract termination impacts	(542,389)	—
Income tax expense	66,583	85,740
Adjusted EBITDA - continuing operations	$489,134	$2,998,468

Comparison of the Years Ended December 31, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the year ended December 31, 2024, was $489,134 compared to $2,998,468 for the year ended December 31, 2023, a decrease of $2,509,334. The decrease is primarily due to higher cost of revenues, partially offset by other decreases in operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2024, the Company redeemed $18,881,466 in outstanding principal and interest on its Notes. As of December 31, 2024, the Company’s balance of cash and marketable securities aggregated $35,082,749 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $6,697,649. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Years Ended December 31,
	2024	2023
		(as restated)
Net cash provided by operating activities - continuing operations	$282,827	$787,893
Net cash provided by investing activities - continuing operations	17,288,745	7,119,943
Net cash used in financing activities - continuing operations	(19,023,897)	(4,601,518)
Net (decrease) increase in cash and cash equivalents - continuing operations	$(1,452,325)	$3,306,318

Net Cash Provided By Operating Activities

Net cash provided by operating activities of $282,827 decreased by $505,066 for the year ended December 31, 2024 compared to cash provided by operating activities of $787,893 for the year ended December 31, 2023. This primarily is the result of changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Provided By Investing Activities

Net cash provided by investing activities of $17,288,745 increased by $10,168,802 for the year ended December 31, 2024 compared to cash provided by investing activities of $7,119,943 for the year ended December 31, 2023. This is primarily the result of changes in the impact of cash from acquisitions, disposition of discontinued operations, sale of investment and changes in net additions to marketable securities.

Net Cash Used In Financing Activities

Net cash used in financing activities of $19,023,897 for the year ended December 31, 2024 increased by $14,422,379 compared to cash used in financing activities of $4,601,518 for the year ended December 31, 2023. The increase was primarily due to changes in tax payments for vested restricted stock units and redemptions of certain of the Notes, partially offset by the impact of the repurchase of stock in 2023.

Critical Accounting Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

The Company believes the following critical accounting estimates used in the preparation of its Consolidated Financial Statements affect its more significant judgments and estimates.

Revenue

The Company utilizes judgement to determine whether performance obligations in a contract are distinct and whether they are delivered at a point in time or over time. Judgement is also necessary to assess revenue recognized under variable revenue arrangements.

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company makes certain assumptions in order to value and expense its various share-based payment awards.

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

Business Combinations

We allocate the fair value of the consideration transferred to the assets acquired and liabilities assumed, including trademarks and customer relationships based on their estimated fair values at the acquisition date. Any excess over the consideration transferred is recorded as gain on bargain purchase. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets and deferred revenue obligations.

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

Discontinued Operations

In accordance with ASC 205-20 Discontinued Operations, the results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. Further, the Company recorded a gain on the sale of discontinued operations, net of tax during the year ended December 31, 2023. The Company evaluated the divestitures of the Helix Business in accordance with ASC 205-20 and determined that transactions in aggregate represented a strategic shift that had a major impact on the Company. Accounting for discontinued operations and the related gain on sale of discontinued operations required the Company to make estimates and judgements regarding the allocation of costs and net asset values to discontinued operations.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the update requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 3 for further information on the Company’s reportable segment.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company is not required to, among other things, (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the fifth anniversary of the business combination with Helix or until the Company no longer meets the requirements for being an “emerging growth company,” whichever occurs first.

RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

We have restated our unaudited interim financial statements for the three months ended March 31, 2023, the three and six months ended June 30, 2023, the three and nine months ended September 30, 2023 (see “Note 21 - Restatement of Previously Issued Unaudited Interim Financial Statements”). Detailed restatements of our unaudited consolidated quarterly financial statements are provided in Note 21 to the financial statements. The information below reflects the impact of the restatement on our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the restated periods.

The following unaudited condensed statements of operations for each of the interim periods in 2023 (as restated) and 2024 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,
	2024	2023
		(as restated)
Revenues	$4,877,378	$5,075,804

Costs and Expenses
Cost of revenues	1,703,357	1,252,215
Research and development	389,889	531,689
Sales and marketing	1,055,141	1,216,734
General and administrative	3,283,489	3,555,475
Separation expenses	—	599,832
Litigation settlements and related expenses	208,965	84,351
Depreciation and amortization	8,887	38,430
Operating loss from continuing operations	$(1,772,350)	$(2,202,922)

Comparison of Three Months Ended March 31, 2024 and 2023

Revenues

Revenues for the three months ended March 31, 2024 were $4,877,378, which represented a decrease of $198,426, compared to revenues of $5,075,804 for the three months ended March 31, 2023. The decrease is primarily due to the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024 was $1,703,357, which represented an increase of $451,142 compared to total cost of revenues of $1,252,215 for the three months ended March 31, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 65% for the for the three months ended March 31, 2024, compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

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

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were $1,055,141, which represented a decrease of $161,593 compared to total sales and marketing expenses of $1,216,734 for the three months ended March 31, 2023. The decrease is due to lower salaries and expenses related to scaling the Company’s products.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $3,283,489, which represented a decrease of $271,986 compared to general and administrative expenses of $3,555,475 for the three months ended March 31, 2023. The decrease is primarily due to lower personnel costs, consulting and insurance costs.

Litigation Settlements and Related Expenses

Litigation settlements and administrative expenses for the three months ended March 31, 2024 were $208,965 which represented an increase of $124,614 compared to litigation settlements and administrative expenses of $84,351 for the three months ended March 31, 2023. Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger.

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

Non-GAAP Financial Measures

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended March 31,
	2024	2023
		(as restated)
Revenue	$4,877,378	$5,075,804

Net loss from continuing operations	(1,212,615)	(2,063,924)

Depreciation and amortization	8,887	38,430
Stock based compensation expense	1,658,915	1,828,233
Change in fair value of warrant liability	(113)	5,559
Interest and investment income	(675,157)	(382,922)
Interest expense	198,963	208,456
Gain on sale of investment	(48,612)	—
Gain on debt redemption	(137,356)	—
Severance expense	—	250,000
Litigation related expenses	208,965	84,351
Income tax expense	102,540	29,909
Adjusted EBITDA - continuing operations	$104,417	$(1,908)

Comparison of Three Months Ended March 31, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended March 31, 2024 was $104,417 compared to a loss of $1,908 for the three months ended March 31, 2023, an increase of $106,325. The increase is primarily due to higher revenues and the lower research and development and general and administrative expenses discussed above, as well as a decrease in stock based compensation.

Results of Operations For the Three and Six Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Revenues	$4,777,101	$5,098,959	$9,654,479	$10,174,763

Costs and Expenses
Cost of revenues	1,806,918	1,276,712	3,510,275	2,528,927
Research and development	307,201	304,187	697,090	835,876
Sales and marketing	1,017,659	1,257,869	2,072,800	2,474,603
General and administrative	3,229,757	3,198,290	6,513,246	6,753,765
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	942,311	350,309	1,151,276	434,660
Depreciation and amortization	7,889	15,257	16,776	53,687
Strategic review and transaction related expenses	435,844	—	435,844	—
Operating loss from continuing operations	$(2,970,478)	$(1,303,665)	$(4,742,828)	$(3,506,587)

Comparison of Three Months Ended June 30, 2024 and 2023

Revenues

Revenues for the three months ended June 30, 2024 were $4,777,101, which represented a decrease of $321,858, compared to revenues of $5,098,959 for the three months ended June 30, 2023. The decrease is primarily due to increased sales of information products to new and existing customers in the healthcare industry offset by the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 was $1,806,918, which represented an increase of $530,206 compared to total cost of revenues of $1,276,712 for the three months ended June 30, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 62% for the for the three months ended June 30, 2024, compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the three months ended June 30, 2024 were $307,201, which represented an increase of $3,014 compared to total research and development expenses of $304,187 for the three months ended June 30, 2023. Research and development expense was consistent with the prior year.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2024 were $1,017,659, which represented a decrease of $240,210 compared to total sales and marketing expenses of $1,257,869 for the three months ended June 30, 2023. The decrease is due to lower salaries and commissions related to changes in sales force composition.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $3,229,757, which represented an increase of $31,467 compared to general and administrative expenses of $3,198,290 for the three months ended June 30, 2023. The increase is primarily due to increased professional expenses related to a strategic review of the Company’s operations and bad debt expense, partially offset by decreases in other professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the three months ended June 30, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries.

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses for the three months ended June 30, 2024 were $435,844 which represented an increase of $435,844 compared to strategic review and transaction related expenses of $0 for the three months ended June 30, 2023. Strategic review and transaction related expenses consist of professional fees related to a strategic review of operations and the acquisition of Kyber.

Comparison of Six Months Ended June 30, 2024 and 2023

Revenues

Revenues for the for the six months ended June 30, 2024 were $9,654,479, which represented a decrease of $520,284, compared to revenues of $10,174,763 for the six months ended June 30, 2023. The decrease is primarily due to increased sales of information products to new and existing customers in the healthcare industry offset by the impact of attrition of a larger customer.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024 was $3,510,275, which represented an increase of $981,348 compared to total cost of revenues of $2,528,927 for the six months ended June 30, 2023. Cost of revenues increased primarily due to incremental information sources added during the fourth quarter of 2023 to be incorporated into the Company’s product offerings. As a result, gross profit as a percentage of revenues decreased to 64% for the six months ended June 30, 2024, compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

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

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2024 were $2,072,800, which represented a decrease of $401,803 compared to total sales and marketing expenses of $2,474,603 for the six months ended June 30, 2023. The decrease is due to lower salaries and commissions related to changes in sales force composition.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $6,513,246, which represented a decrease of $240,519 compared to general and administrative expenses of $6,753,765 for the for the six months ended June 30, 2023. The decrease is primarily due to decreases in other professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the six months ended June 30, 2024 the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries.

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

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses for the six months ended June 30, 2024 were $435,844 which represented an increase of $435,844 compared to strategic review and transaction related expenses of $0 for the six months ended June 30, 2023. Strategic review and transaction related expenses consist of professional fee’s related to a strategic review of operations and the acquisition of Kyber.

Non-GAAP Financial Measures

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Revenue	$4,777,101	$5,098,959	$9,654,479	$10,174,763

Net loss from continuing operations	(2,553,259)	(905,525)	(3,765,874)	(2,969,449)

Depreciation and amortization	7,889	15,257	16,776	53,687
Stock based compensation expense	1,662,636	1,540,342	3,321,551	3,368,575
Change in fair value of warrant liability	(430)	(8,053)	(543)	(2,494)
Interest and investment income	(618,316)	(637,032)	(1,293,473)	(1,019,954)
Interest expense	193,306	210,758	392,269	419,214
Gain on sale of investment	—	—	(48,612)	—
Gain on debt redemption	—	—	(137,356)	—
Severance expense	—	—	—	250,000
Litigation related expenses	942,311	350,309	1,151,276	434,660
Strategic review related expenses	435,844	—	435,844	—
Income tax expense	8,221	36,187	110,761	66,096
Adjusted EBITDA - continuing operations	$78,202	$602,243	$182,619	$600,335

Comparison of the Three Months Ended June 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended June 30, 2024 was $78,202 compared to $602,243 for the three months ended June 30, 2023, a decrease of $524,041. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Comparison of the Six Months Ended June 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the six months ended June 30, 2024 was $182,619 compared to $600,335 for the six months ended June 30, 2023, a decrease of $417,716. The decrease is primarily due to lower operating expenses discussed above.

Results of Operations For the Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes the condensed results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Revenues	$4,686,312	$5,531,802	$14,340,791	$15,706,565

Costs and Expenses
Cost of revenues	1,402,920	1,362,555	4,913,195	3,891,482
Research and development	291,962	264,781	989,052	1,100,657
Sales and marketing	956,983	1,331,545	3,029,783	3,806,148
General and administrative	2,858,184	2,887,771	9,371,430	9,641,536
Separation expenses	—	—	—	599,832
Litigation settlements and related expenses	1,394	316,820	1,152,670	751,480
Depreciation and amortization	6,629	10,598	23,405	64,285
Strategic review and transaction related expenses	(35,931)	—	399,913	—
Operating loss from continuing operations	$(795,829)	$(642,268)	$(5,538,657)	$(4,148,855)

Comparison of Three Months Ended September 30, 2024 and 2023

Revenues

Revenues for the three months ended September 30, 2024 were $4,686,312, which represented a decrease of $845,490 compared to revenues of $5,531,802 for the three months ended September 30, 2023. The decrease is primarily due to lower revenues resulting from the expiration of certain customer contracts and attrition due to the inability of certain customers to complete planned financings, partially offset by new customer sales.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 was $1,402,920, which represented an increase of $40,365 compared to total cost of revenues of $1,362,555 for the three months ended September 30, 2023. Cost of revenues increased primarily due to higher information licensing expenses related to expansion of the Company’s data sources, partially offset by an adjustment related to the cancellation of an inbound information contract. As a result, gross profit as a percentage of revenues decreased to 70% for the for the three months ended September 30, 2024 compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

Research and Development

Research and development expenses for the three months ended September 30, 2024 were $291,962, which represented an increase of $27,181 compared to total research and development expenses of $264,781 for the three months ended September 30, 2023. The increase is due to higher personnel costs compared to the same period last year.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 were $956,983, which represented a decrease of $374,562 compared to total sales and marketing expenses of $1,331,545 for the three months ended September 30, 2023. The decrease is due to lower severance, salaries and commissions related to changes in sales force composition implemented during the third quarter of 2023, and the impact of lower revenues.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $2,858,184, which represented a decrease of $29,587 compared to general and administrative expenses of $2,887,771 for the three months ended September 30, 2023. The decrease is primarily due to lower salaries and professional expenses partially offset by higher bad debt expense.

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

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses for the three months ended September 30, 2024 were $(35,931) which represented a decrease of $35,931 compared to strategic review and transaction related expenses of $0 for the three months ended September 30, 2023. Strategic review and transaction related expenses consist of professional fee’s related to a strategic review of operations and the acquisition of Kyber.

Comparison of Nine Months Ended September 30, 2024 and 2023

Revenues

Revenues for the for the nine months ended September 30, 2024 were $14,340,791, which represented a decrease of $1,365,774 compared to revenues of $15,706,565 for the nine months ended September 30, 2023. The decrease is primarily due to lower revenues resulting from the expiration of certain customer contracts and attrition due to the inability of certain customers to complete planned financings, partially offset by new customer sales.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 was $4,913,195, which represented an increase of $1,021,713 compared to total cost of revenues of $3,891,482 for the nine months ended September 30, 2023. Cost of revenues increased primarily due to higher information licensing expenses related to expansion of the Company’s data sources, partially offset by an adjustment related to the cancellation of an inbound information contract. As a result, gross profit as a percentage of revenues decreased to 66% for the nine months ended September 30, 2024 compared to 75% for the same period in 2023. Information licensing costs are generally semi-variable in nature, providing operating leverage as the Company increases revenue.

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

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2024 were $3,029,783, which represented a decrease of $776,365 compared to total sales and marketing expenses of $3,806,148 for the nine months ended September 30, 2023. The decrease is due to lower severance, salaries and commissions related to changes in sales force composition implemented during the third quarter of 2023, and the impact of lower revenues.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $9,371,430, which represented a decrease of $270,106 compared to general and administrative expenses of $9,641,536 for the nine months ended September 30, 2023. The decrease is primarily due to higher bad debt expense offset by lower salaries and professional expenses.

Litigation Settlements and Related Expenses

Litigation settlements and administrative expenses for the nine months ended September 30, 2024 were $1,152,670 which represented an increase of $401,190 compared to litigation settlements and administrative expenses of $751,480 for the nine months ended September 30, 2023. Litigation settlements and related expenses result from the defense and settlement of legacy claims assumed in the Helix merger. During the nine months ended September 30, 2024, the Company incurred expenses to settle outstanding claims filed against the Company and certain of its subsidiaries.

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses for the nine months ended September 30, 2024 were $399,913 which represented an increase of $399,913 compared to strategic review and transaction related expenses of $0 for the nine months ended September 30, 2023. Strategic review and transaction related expenses consist of professional fee’s related to a strategic review of operations and the acquisition of Kyber.

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

Non-GAAP Financial Measures

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
Revenue	$4,686,312	$5,531,802	$14,340,791	$15,706,565

Net (loss) income from continuing operations	(204,907)	5,618,643	(3,970,781)	2,649,194

Depreciation and amortization	6,629	10,598	23,405	64,285
Stock based compensation expense	1,552,042	1,551,997	4,873,593	4,920,572
Change in fair value of warrant liability	(20)	(1,594)	(563)	(4,088)
Interest and investment income	(658,339)	(646,832)	(1,951,812)	(1,666,786)
Interest expense	195,415	211,333	587,684	630,547
Gain on sale of investment	(32,082)	(5,805,858)	(80,694)	(5,805,858)
Gain on debt redemption	—	(111,151)	(137,356)	(111,151)
Severance expense	—	—	—	250,000
Litigation related expenses	1,394	316,820	1,152,670	751,480
Strategic review related expenses	(35,931)	—	399,913	—
Contract termination impacts	(542,389)	—	(542,389)	—
Income tax (benefit) expense	(95,896)	93,191	14,865	159,287
Adjusted EBITDA - continuing operations	$185,916	$1,237,147	$368,535	$1,837,482

Comparison of the Three Months Ended September 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the three months ended September 30, 2024 was $185,916 compared to $1,237,147 for the three months ended September 30, 2023, a decrease of $1,051,231. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Adjusted EBITDA - continuing operations

Adjusted EBITDA for the nine months ended September 30, 2024 was $368,535 compared to $1,837,482 for the nine months ended September 30, 2023, a decrease of $1,468,947. The decrease is primarily due to lower revenues and higher cost of sales, partially offset by other decreases in operating expenses discussed above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 8.	Financial Statements and Supplementary Data

FORIAN INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forian Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 Financial Statements

As discussed in Note 20 to the financial statements, the accompanying financial statements as of December 31, 2023 and for the year then ended, have been restated to correct misstatements surrounding the Company’s accounting for recognition of revenue.

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

San Francisco, California

April 11, 2025

FORIAN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023

	December 31,	December 31,
	2024	2023
ASSETS		(as restated)
Current assets:
Cash and cash equivalents	$4,590,661	$6,042,986
Marketable securities	30,492,088	42,296,589
Accounts receivable, net	3,971,702	2,572,931
Proceeds receivable from sale of discontinued operations, net	—	1,645,954
Contract assets	2,586,712	2,650,809
Prepaid expenses	1,111,234	1,077,233
Other current assets	1,707,694	2,515,509
Total current assets	44,460,091	58,802,011

Property and equipment, net	46,652	76,085
Intangible assets, net	1,192,044	—
Right of use assets, net	35,560	10,664
Deposits and other assets	1,435,496	1,523,948
Total assets	$47,169,843	$60,412,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$982,665	$161,590
Accrued expenses and other current liabilities	4,413,267	4,423,521
Short-term operating lease liabilities	23,423	10,664
Warrant liability	—	563
Deferred revenues	4,487,686	2,225,009
Convertible notes payable, net of debt issuance costs (Note 13) ($6,000,000 in principal is held by a related party. Refer to Note 16)	6,697,649	—
Total current liabilities	16,604,690	6,821,347

Long-term liabilities:
Other long-term liabilities	512,137	1,000,000
Convertible notes payable, net of debt issuance costs (Note 13) ($6,000,000 in principal is held by a related party. Refer to Note 16)	—	24,870,181
Total long-term liabilities	512,137	25,870,181
Total liabilities	17,116,827	32,691,528
Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,010,788 issued and outstanding as of December 31, 2024 and 30,920,450 issued and outstanding as of December 31, 2023	31,011	30,920
Additional paid-in capital	79,937,115	73,834,300
Accumulated deficit	(49,915,110)	(46,144,040)
Total stockholders’ equity	30,053,016	27,721,180
Total liabilities and stockholders’ equity	$47,169,843	$60,412,708

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31,
	2024	2023
		(as restated)
Revenue	$20,153,263	$21,216,984

Costs and Expenses:
Cost of revenues	7,334,163	5,477,032
Research and development	1,444,745	1,407,580
Sales and marketing	4,334,289	4,957,833
General and administrative	12,536,940	12,600,208
Separation expenses	—	599,832
Litigation settlements and related expenses	669,955	1,032,985
Depreciation and amortization	63,389	74,438
Strategic review and transaction related expenses	756,743	—
Total costs and expenses	27,140,224	26,149,908

Operating Loss From Continuing Operations	(6,986,961)	(4,932,924)

Other Income (Expense):
Change in fair value of warrant liability	563	3,984
Interest and investment income	2,422,261	2,327,974
Gain on sale of investment	80,694	5,805,858
Interest expense	(708,933)	(834,785)
Gain on bargain purchase	1,204,830	—
Gain on debt redemption	283,059	111,151
Total other income, net	3,282,474	7,414,182

Net (loss) income from continuing operations before income taxes	(3,704,487)	2,481,258
Income tax expense	(66,583)	(85,740)
Net (loss) income from continuing operations, net of tax	(3,771,070)	2,395,518

Net loss from discontinued operations	—	(94,427)
Gain on sale of discontinued operations	—	11,531,849
Income tax effect on discontinued operations	—	(2,064,165)
Net income from discontinued operations, net of tax	—	9,373,257

Net (Loss) Income	$(3,771,070)	$11,768,775

Net (loss) income per share:
Basic
Continuing operations	$(0.12)	$0.07
Discontinued operations	$—	$0.29
Net (loss) income per share - basic	$(0.12)	$0.36

Diluted
Continuing operations	$(0.12)	$0.07
Discontinued operations	$—	$0.29
Net (loss) income per share - diluted	$(0.12)	$0.36

Weighted-average shares outstanding - basic	31,070,548	32,030,855

Weighted-average shares outstanding - diluted	31,070,548	32,230,845

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2024 (as restated)	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	217,988	218	(132,809)	—	(132,591)
Repurchase and retirement of common stock	—	—	(130,000)	(130)	(292,770)	—	(292,900)
Issuance of Forian common stock upon exercise of stock options	—	—	2,350	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	6,528,397	—	6,528,397
Net loss	—	—	—	—	—	(3,771,070)	(3,771,070)
Balance at December 31, 2024	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023 (as restated)	—	$—	32,251,326	$32,251	$71,182,326	$(57,912,815)	$13,301,762
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	272,899	273	(191,738)	—	(191,465)
Repurchase and retirement of common stock	—	—	(1,604,676)	(1,605)	(3,482,949)	—	(3,484,554)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	6,326,662	—	6,326,662
Net income	—	—	—	—	—	11,768,775	11,768,775
Balance at December 31, 2023 (as restated)	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31,
	2024	2023
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,771,070)	$11,768,775
Less: Income from discontinued operations	—	9,373,257
(Loss) Income from continuing operations	(3,771,070)	2,395,518
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	63,389	74,438
Amortization on right of use asset	21,980	21,896
Gain on bargain purchase	(1,204,830)	—
Amortization of debt issuance costs	5,333	5,333
Amortization of discount - proceeds from sale of discontinued operations	(20,712)	(389,288)
Accrued interest on convertible notes	703,600	829,452
Accretion of discounts on marketable securities	(2,321,188)	(1,876,085)
Gain on sale of investment	(80,694)	(5,805,858)
Gain on debt redemption	(283,059)	(111,151)
Allowance for credit losses	225,000	—
Stock-based compensation expense	6,528,397	6,573,969
Change in fair value of warrant liability	(563)	(3,984)
Change in operating assets and liabilities:
Accounts receivable	(856,719)	(763,903)
Contract assets	64,097	579,133
Prepaid expenses	75,933	(241,447)
Lease liabilities	(33,381)	(21,896)
Deposits and other assets	963,710	(1,520,022)
Accounts payable	821,075	(154,521)
Accrued expenses	(331,990)	552,587
Deferred revenues	203,118	(356,278)
Other liabilities	(488,599)	1,000,000
Net cash provided by operating activities - continuing operations	282,827	787,893
Net cash used in operating activities - discontinued operations	—	(59,075)
Net cash provided by operating activities	282,827	728,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	—	(75,493)
Purchase of marketable securities	(152,354,967)	(144,077,731)
Sale and maturity of marketable securities	166,480,656	121,053,714
Proceeds from sale of investment	80,694	5,805,858
Cash from acquisition	1,415,696	—
Net cash from sale of discontinued operations	1,666,666	24,413,595
Net cash provided by investing activities - continuing operations	17,288,745	7,119,943
Net cash provided by investing activities	17,288,745	7,119,943

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(132,591)	(191,465)
Stock repurchase	(292,900)	(3,450,053)
Cash used to redeem convertible notes	(18,598,406)	(960,000)
Net cash used in financing activities - continuing operations	(19,023,897)	(4,601,518)
Net cash used in financing activities	(19,023,897)	(4,601,518)

Net change in cash	(1,452,325)	3,247,243

Cash and cash equivalents, beginning of period	6,042,986	2,795,743

Cash and cash equivalents, end of period	$4,590,661	$6,042,986

Supplemental disclosure of cash flow information:
Cash (received) paid for taxes	$(1,629,767)	$4,066,385

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC) (“MOR”) for the purpose of effecting the business combination with Helix Technologies, Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and life sciences and financial services industries.

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

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of BioTrack. On March 3, 2022, Helix completed the sale of the assets of its security monitoring business. On October 31, 2022, Helix completed the sale of 100% of the outstanding membership interest of its Engeni LLC subsidiary. These businesses are collectively referred to as the “Helix Businesses”. As a result of these transactions, Helix has no remaining active operations and the Company no longer provides products or services to the cannabis industry. The results of the Helix Businesses are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from continuing operations. For further discussion on the discontinued operations, refer to Note 4.

On October 31, 2024, the Company entered into a Membership Interest Assignment Agreement (the “Assignment Agreement”), by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber (the “Kyber Transferred Interests”) from the Sellers, effective October 31, 2024 (the “Kyber Transaction”). The business combination with Kyber was accounted for using the acquisition method of accounting in accordance with ASC 805, with the Company deemed the accounting acquirer for financial reporting purposes. Kyber provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure financial performance for customers within the financial services industries.

Note 2	BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Financial Accounting Standards Board (“FASB”) establishes these principles to ensure financial condition, results of operations, and cash flows are consistently reported. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the FASB ASC.

Note 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of (i) Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC); (ii) Kyber Data Science LLC and its wholly owned subsidiaries Kyber Aesthetic Data LLC, Kyber Data Sub LLC, Kyber Health Data LLC and Kyber Survey Data LLC (effective October 31, 2024) and (iii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), Green Tree International, Inc. and Bio-Tech Medical Software, Inc. (through February 10, 2023, on which date 100% of the outstanding capital stock of Bio-Tech Medical Software, Inc. was sold). All intercompany transactions have been eliminated in consolidation.

Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack.

As the sale of BioTrack, the security monitoring business and Engeni, LLC, together, represented a strategic shift that had a major effect on the Company’s operations and financial results, they have been presented in discontinued operations separate from continuing operations for the year ended December 31, 2023. The results from operations and gain (loss) on sale of the security monitoring business and Engeni LLC, net, was previously classified as part of continuing operations as their disposition individually did not have a major impact on the business prior to the sale of BioTrack. For further discussion, refer to Note 4.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to revenues, accounting for the allowance for credit losses, income taxes, contingencies, discontinued operations, fair value of assets and intangible assets acquired in a business combination and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current annual financial statement presentation. Certain litigation related costs that were previously included in general and administrative expenses in the prior period financial statements have been reclassified to Litigation settlements and related expenses to be consistent with the current presentation.

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

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 - inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable and accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s warrant liabilities as of December 31, 2024 and December 31, 2023 was $0 and $563, respectively, based on Level 3 inputs. Refer to “Note 12 - Warrant Liability” and “Note 14 - Stock Based Compensation.”

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

Accounts Receivable, Contract Assets and Allowance for Credit Losses

The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is recognized in advance of the right to invoice, a contract asset (unbilled receivable) is recorded in the consolidated balance sheets.

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company determines the allowance for credit losses based on historical write-off experience, customer specific facts and economic conditions.

Contract assets represent contractual rights to consideration in the future and are generated when contractual billing schedules differ from the timing of revenue recognition. The Company determines the allowance for credit losses based on historical payment experience, customer specific facts, expected performance over the duration of the contract and economic conditions.

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $225,000 at December 31, 2024 and $0 at December 31, 2023. The allowance for credit losses for contract assets was $225,000 at December 31,2024 and $0 at December 31, 2023.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of BioTrack (see “Note 4 – Discontinued Operations”). As of December 31, 2024, the note has been fully paid. The Company recognized $20,712 and $389,288 of amortization of the $410,000 original discount recorded on the note interest as investment income for the years ended December 31, 2024 and 2023, respectively.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC Topic 805-10, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. Any excess fair value of the net tangible and intangible assets acquired over the purchase price is recorded as bargain purchase gain in the statements of operations at the acquisition closing date. During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed. After the measurement period, all adjustments are recorded in the Consolidated Statements of Operations as operating expenses or income. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

The Company derives revenue primarily from fees for the Company’s information products. Information products contracts are generally for a period of one month to five years. Information products’ customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery or information that will be updated over a period of time as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period and control over the use of the products passes to the customer when delivered, revenue is recognized when the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception and revenue is recognized ratably over the life of the contract. Customers are generally invoiced according to monthly, quarterly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

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

Significant judgments and estimates are sometimes necessary for the determination of whether performance obligations in a contract are distinct and whether they are delivered at a point in time or over time. Judgement is also necessary to assess revenue recognized under variable revenue arrangements.

Contract acquisition costs, which consist of sales commissions paid or payable, are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial and renewal contracts are deferred and then amortized on a straight-line basis over the contract term.

During November 2020, the Company entered into a Master Services Agreement (the “November 2020 Agreement”) with a customer to provide information services described in certain statements of work under the November 2020 Agreement. As part of the November 2020 Agreement, the Company was granted shares of restricted stock representing approximately 23.4% of the outstanding common stock of the customer at the time of issuance, vesting in quarterly increments specified in the November 2020 Agreement through December 2023. Concurrently, the Company entered into a Stockholders Agreement specifying its voting and other rights as a stockholder. As a result, the Company determined that it did not exert influence over the customer. ASC 606-10-32-21 requires an entity to measure the fair value of noncash consideration at contract inception. The fair value of the restricted stock was determined to be $0 on the date of inception. The Company recorded revenue from the customer of $3,402,484 and $3,415,981 for the years ended December 31, 2024 and 2023, respectively. The Company had outstanding accounts receivable from this customer of $823,975 and $1,827 at December 31, 2024 and December 31, 2023, respectively.

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

Contract assets and deferred revenues consist of the following as of December 31, 2024 and December 31, 2023:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue, net	Total	Deferred Revenue
Balance at January 1, 2023 (as restated)	$158,016	$3,071,926	$3,229,942	$2,581,287
Beginning deferred revenue balance recognized during the period	—	—	—	(2,581,286)
Net change due to timing of billings, payments and recognition	(50,684)	(528,449)	(579,133)	2,225,008
Balance at December 31, 2023 (as restated)	107,332	2,543,477	2,650,809	2,225,009
Beginning deferred revenue balance recognized during the period	—	—	—	(1,975,009)
Net change due to acquisition	—	—	—	2,059,560
Net change due to timing of billings, payments and recognition	(44,882)	(19,215)	(64,097)	2,178,126
Balance at December 31, 2024	$62,450	$2,524,262	$2,586,712	$4,487,686

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	December 31, 2024	December 31, 2023
		(as restated)
Estimated next twelve months	$20,550,004	$17,253,884
Thereafter	13,397,200	19,066,902
Total	$33,947,204	$36,320,786

Segment Information

FASB ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes, and infrequent items such as gain on redemption of debt, gain on sale of investment and gain on bargain purchase, which are reflected in the consolidated statements of operations.

Sales for the year ended December 31, 2024 by country as a percentage of total sales were: United States (90%), Australia (8%), and Canada/other (2%) compared to sales for the year ended December 31, 2023 by country as a percentage of total sales which were: United States (88%), Australia (8%), and Canada (4%).

The Company’s long-lived assets consist primarily of intangible assets and deposits and other assets. As of December 31, 2024 and 2023 all of the Company’s long-lived assets were in the U.S.

As discussed above, the Company disposed of its businesses servicing the cannabis industry in 2023, and has reclassified its historical results as discontinued operations. As such, the Company’s continuing operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the year ended December 31, 2024, the Company had two customers representing 16.9% and 11.6% of revenue. At December 31, 2024, the Company had three customers representing 20.7%, 11.7% and 11.6% of accounts receivable.

During the year ended December 31, 2023 (as restated), the Company had two customers representing 16.1% and 11.6% of revenue. At December 31, 2023, the Company had two customers representing 15.8% and 15.1% of accounts receivable.

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

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers (see “Note 22 - Subsequent Events” for additional information regarding the vendor).

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. The Company continues to evaluate any impact on customer performance commitments and the availability of alternate sources of comparable data.

The Company is currently evaluating the potential impact on its contractual relationship with the vendor and any impact on customer performance commitments and the availability of alternate sources of comparable data.

The Company has licensed data from additional vendors in consideration of the above changes, and in addition is evaluating other potential data sources to meet future needs; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreements. The Company continues to evaluate any impact on customer performance commitments and the availability of alternate sources of comparable data.

During the fourth quarter of 2024 the Company issued one time credits aggregating approximately $514,000 to certain customers in consideration of claims related to disruptions  resulting from the transition to replacement data sources utilized to remediate the impact of the upstream changes discussed above.

Vendor Concentration

During the year ended December 31, 2024, the Company had one vendor representing 15.0% of purchases and expenses.

During the year ended December 31, 2023, the Company had two vendors representing 14.3% and 11.6% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the years ended December 31, 2024 and 2023.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $86,354 and $56,800 for the years ended December 31, 2024 and 2023, respectively.

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

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value.

Subsequent Measurement – Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 2,400,000 shares to a total of 6,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of Company common stock. The fair value is then expensed over the requisite service periods of the awards, net of forfeitures, which is generally the service period and the related amount is recognized in the consolidated statements of operations.

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

The provision for income taxes represents Federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax benefit of R&D credits and certain nondeductible expenses. The Company’s effective tax rate will change from period to period based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or re-measurement of a tax position taken in a prior annual period is recognized separately in the period of the change.

For the year ended December 31, 2024, the Company recognized net income tax expense of $66,583. For the year ended December 31, 2023, the Company recognized net income tax expense of $85,740. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company recognized a taxable gain on sale of discontinued operations for the year ended December 31, 2023, which resulted in utilization of certain available federal and state net operating loss carryforwards. As a result, the Company recorded income taxes related to discontinued operations of $2,064,165 after utilization of federal and state net operating losses during the year ended December 31, 2023.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of December 31, 2024, the Company is not currently under any examination in any tax jurisdiction.

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

Separation Expenses

Effective February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, (i) salary continuation for twelve months and (ii) accelerated vesting of 106,656 unvested restricted shares of Company common stock. Separation expenses for the year ended December 31, 2023, include $250,000 related to the salary continuation and $349,832 related to the accelerated vesting of stock.

In addition, the Company records normal course of business severance expenses in the operating expense line item related to its employees’ activities.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses consist of incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with litigation, which pertains to entities acquired in the Helix merger (see “Item 3 - Legal Proceedings” and “Note 19 – Commitments and Contingencies”).

Strategic Review and Transaction Related Expenses

Strategic review and transaction related expenses of $756,743 for the year ended December 31, 2024, consist of professional fee’s related to a strategic review of operations and the acquisition of Kyber.

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

On July 29, 2024, the Company purchased and retired 30,000 shares of common stock of the Company in a private transaction for $74,400. The purchase price per share was equal to the closing price of the Company’s common stock on The Nasdaq Stock Market LLC on the date the transaction was consummated.

On October 4, 2024, the Company purchased and retired 100,000 shares of common stock of the Company in a private transaction for $218,500. The purchase price per share was equal to the closing price of the Company’s common stock on The Nasdaq Stock Market LLC on the date the transaction was consummated.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. Under ASU 2023-09, for each annual periods presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03  requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, the amendment requires that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required in interim periods and require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Early adoption is permitted. The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Segment Information above for further information on the Company’s reportable segment.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Note 4	DISCONTINUED OPERATIONS

Helix Businesses Discontinued Operations

On February 10, 2023, Helix completed the sale of 100% of the outstanding capital stock of its wholly owned subsidiary, BioTrack, in exchange for $30,000,000, consisting of $20,000,000 paid at closing and $10,000,000 paid in twelve unconditional monthly installments thereafter. In March 2022, Helix sold its security monitoring business and in October 2022, Helix sold its Argentinian subsidiary Engeni LLC. The security monitoring business, BioTrack and Engeni are collectively referred to as the “Helix Businesses.” As a result of these transactions, as of February 10, 2023, the Company no longer provides products or services to the cannabis industry. The Company continues to provide analytics solutions to customers in the healthcare and life sciences and financial services industries.

The Helix Businesses have been presented in discontinued operations separate from continuing operations for the year ended December 31, 2023.

The Company recorded a gain on the sale of the outstanding capital stock of its BioTrack business of $11,531,849 and a loss from discontinued operations of $94,427 during the year ended December 31, 2023, which is included as part of discontinued operations. The Company also recorded income taxes related to discontinued operations of $2,064,165 during the year ended December 31, 2023.

The following table summarizes the major income and expense line items of the Helix Businesses as reported in the consolidated statements of operations for the year ended December 31, 2023, through the date of sale:

For the Year Ended December 31,
2023
Income and expense line items related to Helix Businesses:
Revenues:
Information and Software	$1,121,677
Services	179,798
Total revenues	1,301,475

Costs and Expenses:
Cost of revenues	699,015
Research and development	160,164
Sales and marketing	35,005
General and administrative	129,283
Depreciation and amortization	372,435
Total costs and expenses	1,395,902

Net loss from discontinued operations for Helix Businesses before income taxes	(94,427)
Gain on sale of discontinued operations	11,531,849
Income tax expense	(2,064,165)

Net gain from discontinued operations, net of tax for Helix Businesses	$9,373,257

Note 5    ACQUISITION

On October 31, 2024, the Company entered into the Assignment Agreement, by and among the Sellers, Kyber, and the Company, pursuant to which the Company acquired the Kyber Transferred Interests from the Sellers, effective October 31, 2024. Pursuant to the terms of the Assignment Agreement, at the closing, Sellers transferred and assigned all of the Kyber Transferred Interests to the Company in consideration of the Company’s assumption of Kyber’s ordinary course liabilities. The Assignment Agreement also contains a customary post-closing working capital adjustment, if applicable. All outstanding Class B Units of Kyber were cancelled prior to the closing of the Kyber Transaction and no consideration was paid to the Class B Unit holders.

In accordance with ASC 805 – Business Combination, the Company has been considered as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Company has recorded the assets, including the acquired identified intangible assets, and liabilities assumed in the Transaction at their fair values at the date of acquisition. Any excess of the fair value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain.

The Company obtained control of Kyber for no consideration other than the assumption of certain normal course working capital liabilities. The Company recorded an estimated gain on bargain purchase upon completion of the transaction. The bargain purchase was a result of the Sellers’ plan to wind down and terminate Kyber’s operations if a sale was not completed by October 31, 2024, due to a previous change in ownership.

During the measurement period of up to one year from the Acquisition Date, the Company will record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, any subsequent adjustments will be included in the Company’s Consolidated Statements of Operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

Description	Purchase Price
Purchase price	$—
Total consideration transferred	$—

	As of October 31, 2024	Estimated Useful Life (Years)
Assets acquired
Cash	$1,415,696
Accounts receivables from customers, net	767,052
Prepaid expenses and other assets	109,934
Due from seller	67,443
Customer relationship intangible	1,011,000	6
Trademarks	215,000	9
Total assets acquired	3,586,125

Liabilities assumed
Accrued expenses	321,735
Deferred revenue	2,059,560
Total liabilities assumed	2,381,295

Gain on bargain purchase	1,204,830
Total consideration transferred	$—

The Company incurred acquisition-related costs of $345,359 during the year ended December 31, 2024 for legal and auditing fees which were expensed as incurred and included in strategic review and transaction related expenses in the Consolidated Statements of Operations.

The results of operations of Kyber since the Acquisition Date have been included in the Company’s Consolidated Financial Statements.

Supplemental Pro Forma Financial Information

The following table presents certain unaudited pro forma financial information for the combined entity as if the Kyber acquisition occurred on January 1, 2023. The unaudited pro forma financial information for the periods presented is provided for illustrative purposes only and is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2023, nor is it indicative of the results of operations in future periods. Kyber contributed revenues of $1,100,326 for the period October 31, 2024 through December 31, 2024 and was included in the Company’s Consolidated Statements of Operations. It’s impractical for the Company to provide Kyber’s amount of contributed income from operations during the same period due to the level of integration and shared costs post-acquisition.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$24,124,198	$25,377,128
Net loss	$(14,189,792)	$(10,117,099)
Basic and diluted net loss per share – on a pro forma basis	$(0.46)	$(0.31)

Note 6	MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of December 31, 2024 and December 31, 2023, marketable securities consisted of the following:

	December 31, 2024	December 31, 2023
United States Treasury Bills
Amortized Cost	$30,476,729	$42,289,441
Fair Market Value	$30,492,088	$42,296,589

Note 7	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2024 and December 31, 2023, the Company’s balance sheet reflected prepaid expenses of $1,111,234 and $1,077,233, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of December 31, 2024, are income taxes receivable of $199,131, deferred license costs of $825,563 and amounts receivable from an insurance company related to settled litigation of $485,000.

Included in other current assets as of December 31, 2023, are income taxes receivable of $1,890,391, deferred license costs of $381,820 and amounts receivable from employees of $236,364.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8	PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and December 31, 2023, property and equipment were comprised of the following:

	December 31, 2024	December 31, 2023
Personal computing equipment	$94,521	$94,521
Office equipment and capitalized software	73,260	73,260
Total	167,781	167,781
Less: Accumulated depreciation	(121,129)	(91,696)
Property and equipment, net	$46,652	$76,085

Note 9  INTANGIBLE ASSETS

As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Book Value at December 31, 2024
Customer relationships	6	$1,011,000	27,984	$983,016
Tradenames and trademarks	9	215,000	5,972	209,028
		$1,226,000	$33,956	$1,192,044

As of December 31, 2023, the Company did not have any intangible assets.

Amortization expense for the year ended December 31, 2024 was $33,956.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2025	$192,389
2026	192,389
2027	192,389
2028	192,389
2029	192,389
Thereafter	230,099
Total	$1,192,044

The weighted average remaining amortization period for the Company’s intangible assets December 31, 2024 is 6.36 years.

Note 10	DEPOSITS AND OTHER ASSETS

As of December 31, 2024 and December 31, 2023, deposits and other assets included $1,357,482 and $1,390,156 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors” and “Note 22 – Subsequent Events”).

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2024 and December 31, 2023, accrued expenses were comprised of the following:

	December 31, 2024	December 31, 2023
		(as restated)
Employee compensation	$1,570,205	$1,717,878
Information Contracts (see “Note 3 - Vendors and Licensors”)	1,296,315	1,533,861
Accrued expenses	1,546,747	1,171,782
Total	$4,413,267	$4,423,521

Note 12	WARRANT LIABILITY

In conjunction with the business combination with Helix, outstanding warrants to purchase Helix common stock were converted to warrants to purchase Company common stock. As the warrant holders have the option to receive cash in lieu of common stock in certain circumstances, the Company determined that the warrants require classification as a liability pursuant to ASC 815-40. In accordance with the applicable accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and were measured at their inception date fair value (the closing date of the business combination with Helix) and subsequently remeasured to fair value at each reporting period with changes being recorded in the consolidated statements of operations. As of December 31, 2024 and 2023, the Company had 0 and 50,954 warrants outstanding classified as liabilities, respectively. During the year ended December 31, 2024 and 2023, 50,954 and 51,102 warrants expired, respectively, and no warrants remain outstanding as of December 31, 2024.

The fair value of the Company’s warrant liability, measured at Level 3 in the fair value hierarchy, was calculated using the Black-Scholes model using the following inputs:

As of December 31, 2023
Fair value of Company’s common stock	$2.93
Dividend yield	0%
Expected volatility	68% - 83%
Risk free interest rate	5.06% - 5.54%
Expected life (years)	0.30
Exercise price	$8.00 - $28.00
Fair value of financial instruments - warrants	$563

The following table summarizes the change in fair value of the Company’s financial instruments – warrants, measured at Level 3 in the fair value hierarchy:

Amount
Balance as of January 1, 2024	$563
Change in fair value of warrant liability	(563)
Balance as of December 31, 2024	$—

Amount
Balance as of January 1, 2023	$4,547
Change in fair value of warrant liability	(3,984)
Balance as of December 31, 2023	$563

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13	CONVERTIBLE NOTES

	December 31, 2024	December 31, 2023
Principal outstanding	$6,000,000	$23,000,000
Add: accrued interest	701,204	1,879,068
Less: unamortized debt issuance costs	(3,555)	(8,887)
Convertible note payable, net of debt issuance costs	$6,697,649	$24,870,181

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Notes convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $703,600 and $829,452 for the years ended December 31, 2024 and 2023, respectively.

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

The Company did not elect the fair value measurement option for the Notes. The estimated fair value of the Notes was $6,528,000 and $22,609,000 as of December 31, 2024 and December 31, 2023, respectively.

The fair value of the Notes was calculated using the present value of the Notes and the estimated fair value of the conversion option calculated using the Black-Scholes model and the following Level 3 inputs:

	December 31, 2024	December 31, 2023
Fair value of company’s common stock	$2.06	$2.93
Dividend yield	0%	0%
Expected volatility	43.0%	82.0%
Risk Free interest rate	4.20%	4.40%
Expected life (years) remaining	0.67	1.67
Exercise price	$11.98	$11.98

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the years ended December 31, 2024 and 2023, the Company recognized $5,333 and $5,333 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the consolidated statements of operations.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 12, 2023, the Company redeemed $1,000,000 in principal and $71,151 of accrued interest thereon for an aggregate redemption price of $960,000 resulting in a gain of $111,151, which is included in other income and expense in the Consolidated Statements of Operations.

On February 28, 2024, the Company redeemed $1,000,000 in principal and $87,356 of accrued interest thereon for an aggregate redemption price of $950,000 resulting in a gain of $137,356, which was included in other income and expense in the Consolidated Statements of Operations.

On November 11, 2024, the Company redeemed $16,000,000 in principal amount and $1,794,110 of accrued interest thereon for an aggregate redemption price of $17,648,406 resulting in a gain of $145,703.

Note 14	STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	551,258	$3.28
Issued	570,000	3.79
Vested	(331,934)	7.30
Canceled	(44,339)	0.44
Unvested at December 31, 2023	744,985	2.05
Issued	1,176,000	2.22
Vested	(268,737)	4.78
Canceled	(5,000)	9.47
Unvested at December 31, 2024	1,647,248	$3.03

The 1,647,248 of unvested awards at December 31, 2024 consisted of restricted stock units.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. As of December 31, 2024, options to purchase 154,246 shares of common stock remain outstanding.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the years ended December 31, 2024 and 2023, are as follows:

	2024	2023
Exercise Price	$2.02 to $3.69	$2.40 to $3.79
Fair value of Company common stock	$2.02 to $3.69	$2.40 to $3.79
Dividend yield	0%	0%
Expected volatility	74% to 79%	74% to 117%
Risk Free interest rate	3.80% to 4.20%	3.40% to 4.67%
Expected life (years) remaining	6.10 to 6.25	6.08 to 6.25

 The following summarizes option activity under the Company’s stock plan for the years ended December 31, 2024 and 2023:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	3,983,808	$10.53
Granted	1,416,000	$3.46
Exercised	(2,452)	$2.20
Forfeited and expired	(1,556,812)	$12.53
Outstanding at December 31, 2023	3,840,544	$7.12
Granted	483,500	$2.79
Exercised	(14,375)	$2.98
Forfeited and expired	(357,873)	$7.49
Outstanding at December 31, 2024	3,951,796	$6.47
Vested options at December 31, 2024	2,273,797	$8.39

The weighted average exercise price and remaining contractual life of options outstanding as of December 31, 2024 was $6.47 and 7.33 years, respectively. The total aggregate intrinsic value of the options outstanding as of December 31, 2024 was approximately $0.

The weighted average exercise price and remaining contractual life of exercisable options as of December 31, 2024 was $8.39 and 6.66 years, respectively. The total aggregate intrinsic value of the exercisable options as of December 31, 2024 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $1.99 and $2.53 for the years ended December 31, 2024 and 2023, respectively.

On February 10, 2023, the Company’s Chief Executive Officer, President and Class II member of the Board resigned. In connection with the resignation, the Company entered into a separation agreement providing for, among other things, accelerated vesting of 106,656 unvested restricted shares of the Company common stock. Stock based compensation expense for the year ended December 31, 2023 includes $349,832 related to the accelerated vesting of stock, which is included in “separation expenses” in the consolidated statements of operations.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $7,815,189, which the Company expects to recognize over a weighted-average period of approximately 2.40 years. Stock compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2024	2023
Services	$155,318	$155,097
Research and development	107,840	167,368
Sales and marketing	275,679	318,860
General and administrative	5,989,560	5,582,812
Separation expenses	—	349,832
Subtotal	6,528,397	6,573,969
Discontinued operations	—	(247,307)
Total	$6,528,397	$6,326,662

Total intrinsic value of options exercised during the year ended December 31, 2024 was $8,375. The total fair value of restricted shares vested during the year ended December 31, 2024 was $553,196.

FORIAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2024	2023
		(as restated)
Net (Loss) Income:
Net (loss) income from continuing operations	$(3,771,070)	$2,395,518
Net (loss) income from discontinued operations	—	9,373,257
Net (Loss) Income	$(3,771,070)	$11,768,775

Basic net (loss) income from continuing operations per share attributable to common shareholders:	$(0.12)	$0.07
Basic net (loss) income from discontinued operations per share:	—	0.29
Net (loss) income per common share	$(0.12)	$0.36

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(3,771,070)	$2,395,518
Effect of assumed conversions:
Add back: net expenses related to convertible notes	—	—
Net (loss) income from continuing operation after the effect of assumed conversions	$(3,771,070)	$2,395,518

Net (loss) income from discontinued operations	$—	$9,373,257

Weighted average common shares outstanding - basic and diluted	31,070,548	32,030,855
Plus: Dilutive effect of convertible notes - as if converted method	—	—
Plus: Dilutive effect of restricted stock awards and stock options – treasury stock method	—	199,990
Weighted average common shares outstanding assuming dilution	31,070,548	32,230,845

Diluted net (loss) income from continuing operations per common share	(0.12)	0.07
Diluted net (loss) income from discontinued operations per common share	—	0.29
Net (loss) income per common share	$(0.12)	$0.36

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is loss from continuing operations.

	For the Years Ended December 31,
	2024	2023
Potentially dilutive securities:
Warrants	—	50,954
Stock options	3,951,796	2,923,792
Convertible notes	659,533	2,460,690
Unvested restricted stock awards and units	1,647,248	699,748
Total	6,258,577	6,135,184

Note 16	RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2024 and 2023 of $189,516 and $317,722, respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who held $6,000,000 of the Notes until his death on April 11, 2024, which notes are held by the spouse of the deceased director. See “Note 13 - Convertible Notes” for additional information.

On October 3, 2023, the Company repurchased 1,604,676 shares of its common stock from a group of affiliated investors in a privately negotiated transaction at a redemption price of $2.15 per share for an aggregate purchase price of $3,450,053. The shares were cancelled and retired and returned to authorized and unissued shares.

On September 4, 2024, the Company entered a customer agreement with an entity controlled by one of its directors providing for products and services over a three year period for variable consideration with aggregate minimum billings of $1,200,000. Revenues for the year ended December 31, 2024, include $138,092 resulting from the agreement.

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

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Years Ended December 31,
	2024	2023
Cash used in operating leases	$23,268	$22,374
ROU assets obtained in exchange for new lease obligations	$46,876	$—

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	December 31, 2024	December 31, 2023
Right of use assets, net	$35,560	$10,664

Short-term operating lease liabilities	$23,423	$10,664
Long-term operating lease liabilities	12,137	—
Total lease liabilities	$35,560	$10,664
Weighted average remaining lease term (in years)	1.50	0.50
Weighted average discount rate	4.8%	9.5%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the consolidated statements of operations:

	For the Year Ended December 31,
	2024	2023
Operating lease expense	$23,268	$22,374
Short-term lease expense	27,111	27,833
Total operating lease costs	$50,379	$50,207

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2024, were as follows:

December 31, 2024
2025	24,612
2026	12,306
Total future minimum lease payments	36,918
Less imputed interest	(1,358)
Total	$35,560

Note 18	INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, the Company’s consolidated (loss) income from continuing operations before income taxes for the U.S. and foreign entities, in the aggregate, is as follows:

	For the Year Ended December 31,
	2024	2023
United States	$(3,704,487)	$2,481,258
Foreign	—	—
Total loss before provision for income taxes	$(3,704,487)	$2,481,258

The income tax expense or benefit consisted of the following for the years ending December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2024	2023
Current:
Federal	$32,074	$7,348
State	34,509	78,392
Foreign	—	—
	$66,583	$85,740

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$66,583	$85,740

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2024	2023
Income tax expense at federal statutory rate	21.0%	21.0%
Nondeductible/nontaxable items	(0.08)%	2.17%
Stock-based compensation	(40.66)%	214.52%
State taxes	0.99%	10.63%
Rate change	0.20%	(3.67)%
True-up and other	7.40%	(31.51)%
Credits	7.54%	—%
Valuation allowance	1.81%	(209.68)%
Income tax (benefit) expense	(1.80)%	3.46%

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act (the “Act”) mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the U.S. must be amortized over a 5-year period, and R&E expenses incurred outside the U.S. must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that the Act results in an increase in taxable income due to capitalization of R&E expenses. The Company will continue to monitor this issue for future developments and its impact on taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$61,884	$—
Reserves	—	—
Accrued expenses	302,404	237,689
Lease liability	9,781	2,910
Stock compensation	1,770,521	2,028,170
Depreciation	—	3,380
Amortization	—	56,882
Capitalized Sec. 174 expenses	1,210,970	1,138,021
Net operating loss carry forwards	4,747,030	5,140,001
Credits	163,234	—
Deferred income tax assets	8,265,824	8,607,053

Valuation allowance	(8,049,891)	(8,119,492)
Total net deferred income tax assets	$215,933	$487,561

Prepaid expenses	(17,176)	(29,302)
Unrealized FX gain/ loss	(3,793)	(1,951)
Depreciation	(6,328)	—
Amortization	(178,855)	—
Installment sale receivable	—	(453,398)
Right-of-use asset	(9,781)	(2,910)
Deferred income tax liability	(215,933)	(487,561)

Net deferred taxes	$—	$—

As of the year ended December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $17,151,530 and $28,060,661, respectively. Federal net operating loss carryforwards in the amount of approximately $17,151,530 have an indefinite life. Federal NOL carryforwards generated after tax year 2017 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely.

State net operating loss carryforwards in the amount of $13,278,346 begin expiring in 2036 and approximately $14,782,315 have an indefinite life.

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

As of December 31, 2024, deferred tax assets were offset by deferred tax liabilities and a valuation allowance on any remaining balance. A valuation allowance of $8,049,891 has been recorded to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $69,601 in the year. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth in the relevant jurisdictions.

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

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of December 31, 2024:

December 31, 2024
Year ending December 31, 2025	$5,252,500
Year ending December 31, 2026	4,627,500
Year ending December 31, 2027	3,825,000
Thereafter	3,167,500
$16,872,500

Commitments and contingencies includes $1,796,315 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Legal Proceedings

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company records reserves in the consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting the Company’s overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending or recently resolved litigation to which it is a party or to which its property is subject that the Company believes to be material, except for the below.

Audet v. Green Tree International, et. al.

On February 14, 2020, John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), an indirect subsidiary of the Company, claiming that he owned 10% of GTI. The complaint sought unspecified monetary damages equivalent to the value a 10% shareholder of GTI would have received in the subsequent Helix and Forian transactions, along with an equitable accounting and constructive trust to determine if Audet suffered any loss of profit distributions. On March 8, 2024, the parties entered into a Settlement Agreement and General Release, which included a release of GTI, the Company and its subsidiaries and all related parties. The parties filed a Joint Stipulation to Dismiss with Prejudice with respect to this matter on March 18, 2024. The Court entered a Final Order of Dismissal with Prejudice with respect to this matter on March 27, 2024.

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

Note 20	RESTATEMENT OF PREVIOUSLY ISSUED AUDITED FINANCIAL STATEMENTS
During the course of the audit of the Company’s 2024 financial statements, the Company determined that under ASC 606, aggregate annual minimum payments for certain contracts should be recognized on a straight line basis over the life of the contract, as opposed to individually in the year in which the minimum fee applies under the terms of the contract. As a result, the Company restated its previously reported audited financial statements for year ended December 31, 2023 to correct the error. The restatement applied to the application of ASC 606 to a limited number of contracts where the Company may earn variable fees based on customer sales over certain thresholds specified in the contract and had no impact on the Company’s cash flows. The restatement had the impact of increasing revenues by $735,654 and sales and marketing expenses by $73,566 for the year ended December 31, 2023. The cumulative impact of the restatement on prior periods had the impact of reducing beginning accumulated deficit on January 1, 2023 by $879,286.

The tables below set forth the effect on the various financial statement captions including the balances originally reported and the restated balances as of December 31, 2023. The impact of the restatement on previous reporting periods is reflected in opening retained deficit as disclosed below.

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Contract assets	$1,126,713	$1,524,096	$2,650,809
Total current assets	$57,277,915	$1,524,096	$58,802,011
Total assets	$58,888,612	$1,524,096	$60,412,708
Accrued expenses	$4,252,257	$171,264	$4,423,521
Deferred revenues	$2,413,551	$(188,542)	$2,225,009
Total current liabilities	$6,838,625	$(17,278)	$6,821,347
Total liabilities	$32,708,806	$(17,278)	$32,691,528
Accumulated deficit	$(47,685,414)	$1,541,374	$(46,144,040)
Total stockholders' equity	$26,179,806	$1,541,374	$27,721,180
Total liabilities and stockholders' equity	$58,888,612	$1,524,096	$60,412,708

	Twelve Months Ended December 31, 2023
	As Previously Reported	Adjustment	As Restated
Statement of Operations for the year ended December 31, 2023

Revenue	$20,481,330	$735,654	$21,216,984
Sales and marketing	$4,884,267	$73,566	$4,957,833
Total costs and expenses	$26,076,342	$73,566	$26,149,908
Operating loss From Continuing Operations	$(5,595,012)	$662,088	$(4,932,924)
Income from continuing operations before income taxes	$1,819,170	$662,088	$2,481,258
Income from continuing operations, net of tax	$1,733,430	$662,088	$2,395,518
Net Income	$11,106,687	$662,088	$11,768,775
Continuing operations - basic	$0.05	$0.02	$0.07
Net income per share - basic	$0.34	$0.02	$0.36
Continuing operations - diluted	$0.05	$0.02	$0.07
Net income per share - diluted	$0.34	$0.02	$0.36

	Accumulated Deficit
	As Previously Reported	Adjustment	As Restated
Balance at January 1, 2023	$(58,792,101)	$879,286	$(57,912,815)
Net income	11,106,687	662,088	11,768,775
Balance at December 31, 2023	$(47,685,414)	$1,541,374	$(46,144,040)

	For the Years Ended December 31, 2023
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,106,687	$662,088	$11,768,775
Contract assets	1,126,245	(547,112)	579,133
Accrued expenses	479,021	73,566	552,587
Deferred revenues	(167,736)	(188,542)	(356,278)
Net cash provided by operating activities	728,818	—	728,818

Note 21	RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS - UNAUDITED
In connection with the restatement of financial statements discussed in Note 20 – Restatement of Previously Issued Audited Financial Statements, the Company determined that the restatement adjustments had a material impact on its previously issued unaudited financial statements for each of the periods ended March 31, 2023, June 30, 2023, September 30, 2023. The tables below depict restated financial statements for each of the affected periods.

Restated Condensed Consolidated Balance Sheets

	As of March 31, 2023
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$839,715	$—	$839,715
Marketable securities	39,164,720	—	39,164,720
Accounts receivable, net	3,795,284	—	3,795,284
Contract assets	1,840,714	954,167	2,794,881
Prepaid expenses	425,986	—	425,986
Proceeds receivable from sale of discontinued operations, net	8,811,708	—	8,811,708
Other assets	435,736	—	435,736
Total current assets	55,313,863	954,167	56,268,030

Property and equipment, net	112,093	—	112,093
Right of use assets, net	27,346	—	27,346
Deposits and other assets	181,436	—	181,436
Total assets	$55,634,738	$954,167	$56,588,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	350,784	—	350,784
Accrued expenses	6,423,536	118,240	6,541,776
Short-term operating lease liabilities	21,952	—	21,952
Warrant liability	10,106	—	10,106
Deferred revenues	3,100,682	(228,234)	2,872,448
Total current liabilities	9,907,060	(109,994)	9,797,066

Long-term liabilities:
Long-term operating lease liabilities	5,394	—	5,394
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party.)	25,315,003	—	25,315,003
Total long-term liabilities	25,320,397	—	25,320,397

Total liabilities	35,227,457	(109,994)	35,117,463

Commitments and contingencies
Stockholders’ equity:
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,418,842 issued and outstanding as of March 31, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,419	—	32,419
Additional paid-in capital	72,668,484	—	72,668,484
Accumulated deficit	(52,293,622)	1,064,161	(51,229,461)
Total stockholders’ equity	20,407,281	1,064,161	21,471,442
Total liabilities and stockholders’ equity	$55,634,738	$954,167	$56,588,905

	As of June 30, 2023
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,902,446	$—	$2,902,446
Marketable securities	38,344,436	—	38,344,436
Accounts receivable, net	3,839,828	—	3,839,828
Proceeds receivable from sale of discontinued operations, net	1,810,342	1,198,264	3,008,606
Contract assets	968,130	—	968,130
Prepaid expenses	6,501,708	—	6,501,708
Other assets	700,300	—	700,300
Total current assets	55,067,190	1,198,264	56,265,454

Property and equipment, net	96,836	—	96,836
Right of use assets, net	20,836	—	20,836
Deposits and other assets	164,369	—	164,369
Total assets	$55,349,231	$1,198,264	$56,547,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	921,542	—	921,542
Accrued expenses	4,824,236	138,782	4,963,018
Short-term operating lease liabilities	20,836	—	20,836
Warrant liability	2,053	—	2,053
Deferred revenues	3,262,763	(189,554)	3,073,209
Total current liabilities	9,031,430	(50,772)	8,980,658

Long-term liabilities:
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party.)	25,525,762	—	25,525,762
Total long-term liabilities	25,525,762	—	25,525,762

Total liabilities	34,557,192	(50,772)	34,506,420

Commitments and contingencies
Stockholders’ equity:
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,452,051 issued and outstanding as of June 30, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,452	—	32,452
Additional paid-in capital	74,176,035	—	74,176,035
Accumulated deficit	(53,416,448)	1,249,036	(52,167,412)
Total stockholders’ equity	20,792,039	1,249,036	22,041,075
Total liabilities and stockholders’ equity	$55,349,231	$1,198,264	$56,547,495

	As of September 30, 2023
	As Previously Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,377,079	$—	$5,377,079
Marketable securities	43,585,724	—	43,585,724
Accounts receivable, net	2,918,533	—	2,918,533
Proceeds receivable from sale of discontinued operations, net	1,269,459	1,401,806	2,671,265
Contract assets	870,328	—	870,328
Prepaid expenses	4,097,872	—	4,097,872
Other assets	369,616	—	369,616
Total current assets	58,488,611	1,401,806	59,890,417

Property and equipment, net	86,238	—	86,238
Right of use assets, net	15,810	—	15,810
Deposits and other assets	201,630	—	201,630
Total assets	$58,792,289	$1,401,806	$60,194,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	259,792	—	259,792
Accrued expenses	4,431,172	157,115	4,588,287
Short-term operating lease liabilities	15,810	—	15,810
Warrant liability	459	—	459
Deferred revenues	2,753,619	(169,345)	2,584,274
Total current liabilities	7,460,852	(12,230)	7,448,622

Long-term liabilities:
Convertible notes payable, net of debt issuance costs ($6,000,000 in principal is held by a related party)	24,665,944	—	24,665,944
Total long-term liabilities	24,665,944	—	24,665,944

Total liabilities	32,126,796	(12,230)	32,114,566

Commitments and contingencies
Stockholders’ equity:
Common Stock; par value $0.001; 95,000,000 Shares authorized; 32,488,811 issued and outstanding as of September 30, 2023 and 32,251,326 issued and outstanding as of December 31, 2022	32,489	—	32,489
Additional paid-in capital	75,707,361	—	75,707,361
Accumulated deficit	(49,074,357)	1,414,036	(47,660,321)
Total stockholders’ equity	26,665,493	1,414,036	28,079,529
Total liabilities and stockholders’ equity	$58,792,289	$1,401,806	$60,194,095

Restated Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Revenue	$4,870,387	$205,417	$5,075,804

Costs and Expenses:
Cost of revenues	1,252,215	—	1,252,215
Research and development	531,689	—	531,689
Sales and marketing	1,196,192	20,542	1,216,734
General and administrative	3,555,475	—	3,555,475
Separation expenses	599,832	—	599,832
Litigation settlements and related expenses	84,351	—	84,351
Depreciation and amortization	38,430	—	38,430
Total costs and expenses	7,258,184	20,542	7,278,726

Loss From Continuing Operations	(2,387,797)	184,875	(2,202,922)

Other Income (Expense):
Change in fair value of warrant liability	(5,559)	—	(5,559)
Interest and investment income	382,922	—	382,922
Interest expense	(208,456)	—	(208,456)
Total other income, net	168,907	—	168,907

Loss from continuing operations before income taxes	(2,218,890)	184,875	(2,034,015)
Income tax expense	(29,909)	—	(29,909)
Loss from continuing operations, net of tax	$(2,248,799)	$184,875	$(2,063,924)

Loss from discontinued operations	(94,427)	—	(94,427)
Gain on sale of discontinued operations	11,531,849	—	11,531,849
Income tax effect on discontinued operations	(2,690,144)	—	(2,690,144)
Income from discontinued operations, net of tax	$8,747,278	$—	$8,747,278

Net Income	$6,498,479	$184,875	$6,683,354

Net income per share:
Basic and diluted
Continuing operations - basic and diluted	$(0.08)	$0.02	$(0.06)
Discontinued operations	$0.27	$—	$0.27
Net income per share - basic and diluted	$0.19	$0.02	$0.21

Weighted-average shares outstanding:	32,300,237	—	32,300,237

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
Revenue	$4,893,542	$205,417	$5,098,959

Costs and Expenses:
Cost of revenues	1,276,712	—	1,276,712
Research and development	304,187	—	304,187
Sales and marketing	1,237,327	20,542	1,257,869
General and administrative	3,198,290	—	3,198,290
Litigation settlements and related expenses	350,309	—	350,309
Depreciation and amortization	15,257	—	15,257
Total costs and expenses	6,382,082	20,542	6,402,624

Loss From Continuing Operations	(1,488,540)	184,875	(1,303,665)

Other Income (Expense):
Change in fair value of warrant liability	8,053	—	8,053
Interest and investment income	637,032	—	637,032
Interest expense	(210,758)	—	(210,758)
Total other income, net	434,327	—	434,327

Loss from continuing operations before income taxes	(1,054,213)	184,875	(869,338)
Income tax expense	(36,187)	—	(36,187)
Loss from continuing operations, net of tax	$(1,090,400)	$184,875	$(905,525)

Income tax effect on discontinued operations	(32,426)	—	(32,426)
Loss from discontinued operations, net of tax	$(32,426)	$—	$(32,426)

Net Loss	$(1,122,826)	$184,875	$(937,951)

Net loss per share:
Basic and diluted
Continuing operations	$(0.03)	$—	$(0.03)
Net loss per share - basic and diluted	$(0.03)	$—	$(0.03)

Weighted-average shares outstanding - basic and diluted	32,260,992	—	32,260,992

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
Revenue	$9,763,929	$410,834	$10,174,763

Costs and Expenses:
Cost of revenues	2,528,927	—	2,528,927
Research and development	835,876	—	835,876
Sales and marketing	2,433,519	41,084	2,474,603
General and administrative	6,753,765	—	6,753,765
Separation expenses	599,832	—	599,832
Litigation settlements and related expenses	434,660	—	434,660
Depreciation and amortization	53,687	—	53,687
Total costs and expenses	13,640,266	41,084	13,681,350

Loss From Continuing Operations	(3,876,337)	369,750	(3,506,587)

Other Income (Expense):
Change in fair value of warrant liability	2,494	—	2,494
Interest and investment income	1,019,954	—	1,019,954
Interest expense	(419,214)	—	(419,214)
Total other income, net	603,234	—	603,234

Loss from continuing operations before income taxes	(3,273,103)	369,750	(2,903,353)
Income tax expense	(66,096)	—	(66,096)
Loss from continuing operations, net of tax	$(3,339,199)	$369,750	$(2,969,449)

Loss from discontinued operations	(94,427)	—	(94,427)
Gain on sale of discontinued operations	11,531,849	—	11,531,849
Income tax effect on discontinued operations	(2,722,570)	—	(2,722,570)
Income from discontinued operations, net of tax	$8,714,852	$—	$8,714,852

Net Income	$5,375,653	$369,750	$5,745,403

Net income per share:
Basic and diluted
Continuing operations	$(0.10)	$0.01	$(0.09)
Discontinued operations	$0.27	$—	$0.27
Net income per share - basic and diluted	$0.17	$0.01	$0.18

Weighted-average shares outstanding - basic and diluted	32,369,904	—	32,369,904

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
Revenue	$5,348,469	$183,333	$5,531,802

Costs and Expenses:
Cost of revenues	1,362,555	—	1,362,555
Research and development	264,781	—	264,781
Sales and marketing	1,313,212	18,333	1,331,545
General and administrative	2,887,771	—	2,887,771
Litigation settlements and related expenses	316,820	—	316,820
Depreciation and amortization	10,598	—	10,598
Total costs and expenses	6,155,737	18,333	6,174,070

Operating loss From Continuing Operations	(807,268)	165,000	(642,268)

Other Income (Expense):
Change in fair value of warrant liability	1,594	—	1,594
Interest and investment income	646,832	—	646,832
Gain on sale of investment	5,805,858	—	5,805,858
Interest expense	(211,333)	—	(211,333)
Gain on debt redemption	111,151	—	111,151
Total other income, net	6,354,102	—	6,354,102

Income from continuing operations before income taxes	5,546,834	165,000	5,711,834
Income tax expense	(93,191)	—	(93,191)
Income from continuing operations, net of tax	$5,453,643	$165,000	$5,618,643

Income tax effect on discontinued operations	(1,111,552)	—	(1,111,552)
Loss from discontinued operations, net of tax	$(1,111,552)	$—	$(1,111,552)

Net Income	$4,342,091	$165,000	$4,507,091

Net income per share:
Basic
Continuing operations - basic	$0.17	$—	$0.17
Discontinued operations	$(0.03)	$—	$(0.03)
Net income per share - basic	$0.14	$—	$0.14

Diluted
Continuing operations	$0.16	$—	$0.16
Discontinued operations	$(0.03)	$—	$(0.03)
Net income per share - diluted	$0.13	$—	$0.13

Weighted-average shares outstanding - basic	32,459,838	—	32,459,838

Weighted-average shares outstanding - diluted	35,068,716	—	35,068,716

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
Revenue	$15,112,398	$594,167	$15,706,565

Costs and Expenses:
Cost of revenues	3,891,482	—	3,891,482
Research and development	1,100,657	—	1,100,657
Sales and marketing	3,746,731	59,417	3,806,148
General and administrative	9,641,536	—	9,641,536
Separation expenses	599,832	—	599,832
Litigation settlements and related expenses	751,480	—	751,480
Gain on sale of businesses	—	—	—
Depreciation and amortization	64,285	—	64,285
Transaction related expenses	—	—	—
Total costs and expenses	19,796,003	59,417	19,855,420

Operating loss From Continuing Operations	(4,683,605)	534,750	(4,148,855)

Other Income (Expense):
Change in fair value of warrant liability	4,088	—	4,088
Interest and investment income	1,666,786	—	1,666,786
Gain on sale of investment	5,805,858	—	5,805,858
Interest expense	(630,547)	—	(630,547)
Gain on debt redemption	111,151	—	111,151
Total other income, net	6,957,336	—	6,957,336

Income from continuing operations before income taxes	2,273,731	534,750	2,808,481
Income tax expense	(159,287)	—	(159,287)
Income from continuing operations, net of tax	$2,114,444	$534,750	$2,649,194

Loss from discontinued operations	(94,427)	—	(94,427)
Gain on sale of discontinued operations	11,531,849	—	11,531,849
Income tax effect on discontinued operations	(3,834,122)	—	(3,834,122)
Income from discontinued operations, net of tax	$7,603,300	$—	$7,603,300

Net Income	$9,717,744	$534,750	$10,252,494

Net income per share:
Basic
Continuing operations	$0.07	$0.01	$0.08
Discontinued operations	$0.23	$—	$0.23
Net income per share - basic	$0.30	$0.01	$0.31

Diluted
Continuing operations	$0.07	$0.01	$0.08
Discontinued operations	$0.23	$—	$0.23
Net income per share - diluted	$0.30	$0.01	$0.31

Weighted-average shares outstanding - basic	32,397,090	—	32,397,090

Weighted-average shares outstanding - diluted	32,503,359	—	32,503,359

Restated Condensed Consolidated Statements of Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2023 (as restated)	—	$—	32,251,326	$32,251	$71,182,326	$(57,912,815)	$13,301,762
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	166,615	167	(94,766)	—	(94,599)
Issuance of Forian common stock upon exercise of stock options	—	—	901	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,580,925	—	1,580,925
Net income	—	—	—	—	—	6,683,354	6,683,354
Balance at March 31, 2023 (as restated)	—	—	32,418,842	32,419	72,668,484	(51,229,461)	21,471,442
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	33,209	33	(32,791)	—	(32,758)
Stock-based compensation expense	—	—	—	—	1,540,342	—	1,540,342
Net loss	—	—	—	—	—	(937,951)	(937,951)
Balance at June 30, 2023 (as restated)	—	—	32,452,051	32,452	74,176,035	(52,167,412)	22,041,075
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	36,760	37	(20,671)	—	(20,634)
Stock-based compensation expense	—	—	—	—	1,551,997	—	1,551,997
Net income	—	—	—	—	—	4,507,091	4,507,091
Balance at September 30, 2023 (as restated)	—	$—	32,488,811	$32,489	$75,707,361	$(47,660,321)	$28,079,529

	Accumulated Deficit
	As Previously Reported	Adjustment	As Restated
Balance at January 1, 2023	$(58,792,101)	$879,286	$(57,912,815)
Net income	6,498,479	184,875	6,683,354
Balance at March 31, 2023	$(52,293,622)	$1,064,161	$(51,229,461)

	Accumulated Deficit
	As Previously Reported	Adjustment	As Restated
Balance at March 31, 2023	$(52,293,622)	$1,064,161	$(51,229,461)
Net income	(1,122,826)	184,875	(937,951)
Balance at June 30, 2023	$(53,416,448)	$1,249,036	$(52,167,412)

	Accumulated Deficit
	As Previously Reported	Adjustment	As Restated
Balance at June 30, 2023	$(53,416,448)	$1,249,036	$(52,167,412)
Net income	4,342,091	165,000	4,507,091
Balance at Balance at September 30, 2023	$(49,074,357)	$1,414,036	$(47,660,321)

Restated Condensed Consolidated Statements of Cash Flow
	For the Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,498,479	$184,875	$6,683,354
Less: Income from discontinued operations	8,747,278	—	8,747,278
Loss from continuing operations	(2,248,799)	184,875	(2,063,924)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,430	—	38,430
Amortization on right of use asset	5,214	—	5,214
Amortization of debt issuance costs	1,333	—	1,333
Amortization of discount - proceeds from sale of discontinued operations	(55,041)	—	(55,041)
Accrued interest on convertible notes	208,456	—	208,456
Realized and unrealized gain on marketable securities	(320,530)	—	(320,530)
Stock-based compensation expense	1,828,233	—	1,828,233
Change in fair value of warrant liability	5,559	—	5,559
Change in operating assets and liabilities:
Accounts receivable	(1,986,256)	—	(1,986,256)
Contract assets	412,244	22,817	435,061
Prepaid expenses	409,800	—	409,800
Changes in lease liabilities during the year	(5,214)	—	(5,214)
Deposits and other assets	11,841	—	11,841
Accounts payable	33,346	—	33,346
Accrued expenses	(59,788)	20,542	(39,246)
Deferred revenues	519,395	(228,234)	291,161
Net cash used in operating activities - continuing operations	(1,201,777)	—	(1,201,777)
Net cash used in operating activities - discontinued operations	(26,649)	—	(26,649)
Net cash used in operating activities	(1,228,426)	—	(1,228,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	—	(75,493)
Purchase of marketable securities	(39,704,579)	—	(39,704,579)
Sale of marketable securities	18,256,876	—	18,256,876
Net cash from sale of discontinued operations	20,890,193	—	20,890,193
Net cash used in investing activities - continuing operations	(633,003)	—	(633,003)
Net cash used in in investing activities	(633,003)	—	(633,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding tax related to restricted stock units	(94,599)	—	(94,599)
Net cash used in financing activities - continuing operations	(94,599)	—	(94,599)
Net cash used in financing activities	(94,599)	—	(94,599)

Net change in cash	(1,956,028)	—	(1,956,028)

Cash and cash equivalents, beginning of period	2,795,743	—	2,795,743

Cash and cash equivalents, end of period	$839,715	$—	$839,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

	For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,375,653	$369,750	$5,745,403
Less: Income from discontinued operations	8,714,852	—	8,714,852
Loss from continuing operations	(3,339,199)	369,750	(2,969,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,687	—	53,687
Amortization on right of use asset	11,724	—	11,724
Amortization of debt issuance costs	2,667	—	2,667
Amortization of discount - proceeds from sale of discontinued operations	(245,041)	—	(245,041)
Accrued interest on convertible notes	416,548	—	416,548
Realized and unrealized gain on marketable securities	(767,533)	—	(767,533)
Stock-based compensation expense	3,368,575	—	3,368,575
Change in fair value of warrant liability	(2,494)	—	(2,494)
Change in operating assets and liabilities:
Accounts receivable	(2,030,800)	—	(2,030,800)
Contract assets	442,616	(221,280)	221,336
Prepaid expenses	(132,344)	—	(132,344)
Changes in lease liabilities during the year	(11,724)	—	(11,724)
Deposits and other assets	(235,656)	—	(235,656)
Accounts payable	605,437	—	605,437
Accrued expenses	(236,088)	41,084	(195,004)
Deferred revenues	681,476	(189,554)	491,922
Net cash used in operating activities - continuing operations	(1,418,149)	—	(1,418,149)
Net cash used in operating activities - discontinued operations	(59,075)	—	(59,075)
Net cash used in operating activities	(1,477,224)	—	(1,477,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	—	(75,493)
Purchase of marketable securities	(61,573,237)	—	(61,573,237)
Sale of marketable securities	41,392,821	—	41,392,821
Net cash from sale of discontinued operations	21,967,193	—	21,967,193
Net cash provided by investing activities - continuing operations	1,711,284	—	1,711,284
Net cash provided by investing activities	1,711,284	—	1,711,284

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding tax related to restricted stock units	(127,357)	—	(127,357)
Net cash used in financing activities - continuing operations	(127,357)	—	(127,357)
Net cash used in financing activities	(127,357)	—	(127,357)

Net change in cash	106,703	—	106,703

Cash and cash equivalents, beginning of period	2,795,743	—	2,795,743

Cash and cash equivalents, end of period	$2,902,446	$—	$2,902,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$1,423,000	$—	$1,423,000

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,717,744	$534,750	$10,252,494
Less: Income from discontinued operations	7,603,300	—	7,603,300
Income from continuing operations	2,114,444	534,750	2,649,194

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,285	—	64,285
Amortization on right of use asset	16,750	—	16,750
Amortization of debt issuance costs	3,999	—	3,999
Amortization of discount - proceeds from sale of discontinued operations	(341,205)	—	(341,205)
Accrued interest on convertible notes	626,549	—	626,549
Realized and unrealized gain on marketable securities	(1,318,083)	—	(1,318,083)
Gain on sale of investment	(5,805,858)	—	(5,805,858)
Gain on debt redemption	(111,151)	—	(111,151)
Stock-based compensation expense	4,920,572	—	4,920,572
Change in fair value of warrant liability	(4,088)	—	(4,088)
Change in operating assets and liabilities:
Accounts receivable	(1,109,505)	—	(1,109,505)
Contract assets	983,499	(424,822)	558,677
Prepaid expenses	(34,542)	—	(34,542)
Changes in lease liabilities during the year	(16,750)	—	(16,750)
Deposits and other assets	57,767	—	57,767
Accounts payable	(56,313)	—	(56,313)
Accrued expenses	1,224,648	59,417	1,284,065
Deferred revenues	172,332	(169,345)	2,987
Net cash provided by operating activities - continuing operations	1,387,350	—	1,387,350
Net cash used in operating activities - discontinued operations	(59,075)	—	(59,075)
Net cash provided by operating activities	1,328,275	—	1,328,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(75,493)	—	(75,493)
Purchase of marketable securities	(103,468,975)	—	(103,468,975)
Sale of marketable securities	78,597,821	—	78,597,821
Proceeds from sale of investment	5,805,858	—	5,805,858
Net cash from sale of discontinued operations	21,501,841	—	21,501,841
Net cash provided by investing activities - continuing operations	2,361,052	—	2,361,052
Net cash provided by investing activities	2,361,052	—	2,361,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employee withholding tax related to restricted stock units	(147,991)	—	(147,991)
Cash used to redeem convertible notes	(960,000)	—	(960,000)
Net cash used in financing activities - continuing operations	(1,107,991)	—	(1,107,991)
Net cash used in financing activities	(1,107,991)	—	(1,107,991)

Net change in cash	2,581,336	—	2,581,336

Cash and cash equivalents, beginning of period	2,795,743	—	2,795,743

Cash and cash equivalents, end of period	$5,377,079	$—	$5,377,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$3,276,800	$—	$3,276,800

Note 22	SUBSEQUENT EVENTS

In February 2025, one of the Company’s information vendors announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and anticipates it may reduce the expected period of benefit for existing contracts with the vendor beginning in the first quarter of 2025, resulting in accelerated amortization of amounts included in other assets related to the contract.

On February 24, 2025, a customer controlled by one of the Company’s directors issued a warrant to the Company to purchase 155,715 shares of its common stock, representing 1.5% of its diluted outstanding equity for an exercise price of $0.01 per share, in connection with a customer contract. The warrant expires September 30, 2034. The Company will assess the fair value of the warrant during the first quarter of 2025.

On March 26, 2025, the Board approved the grant of (i) nonqualified stock options to certain employees and its non-employee directors to purchase an aggregate of 172,000 shares of common stock of the Company at an exercise price of $2.06 per share for the awards granted on March 26, 2025, which amount represents the closing price of the Company’s common stock on such date, and at an exercise price equal to the closing price of the Company’s common stock on the date of grant for the awards granted thereafter and (ii) an aggregate of 200,000 restricted stock units to certain employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation and as a result of the un-remediated material weaknesses described below, our chief executive officer and chief financial officer have concluded that as of the end of such period, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Our management determined that our disclosure controls and procedures were not effective due to certain material weaknesses in our internal control over financial reporting as set forth below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2024, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weaknesses in our internal control over financial reporting prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

•
We did not have properly designed controls to validate the accuracy and appropriateness of payables transactions and prevent the possibility of fraudulent or fictitious payments were not in place and performed throughout the year.

•
We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we did not maintain effective controls relating to accounting for fixed minimum payments in contracts with variable revenues based on customer sales.

Notwithstanding the identified material weaknesses described above, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S. GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation

During 2023, we identified a material weakness in the design of our general information technology controls surrounding logical access, change management, and vendor application management. Remediation of this material weakness was completed during the year ended December 31, 2024, and included establishing new controls and procedures surrounding logical access to our systems and reviews of product updates. As of December 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

 We have implemented enhanced controls to validate the accuracy and appropriateness of payables transactions and are currently testing the operational effectiveness of those controls to ensure they operate at an appropriate level of assurance.

We will enhance the design of existing controls and documentation related to the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We will also design and implement more precise reviews regarding evaluation of contracts with variable revenues subject to annual minimum payments. These reviews will include qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.

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

As previously disclosed in this Annual Report on Form 10-K, on October 31, 2024, we completed the acquisition of Kyber. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. Management has excluded from its assessment of internal control over financial reporting the operations and related assets of Kyber, which the Company began consolidating in November 2024. The operations and related assets of Kyber were included in the consolidated financial statements of the Company and constituted 11% of total assets as of December 31, 2024, and 6% of consolidated revenues for the year ended December 31, 2024.

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

Inherent Limitations on Effectiveness of Controls

Our management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Code of Ethics

We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Business Conduct and Ethics is published on the Corporate Governance section of our website at www.forian.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of any such amendment or waiver.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to Forian’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

2.5
Membership Interest Assignment Agreement, effective October 31, 2024, by and among Cowen Inc., IMcK Holdings LLC, Kyber Data Science, LLC and the Company, (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).

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

10.3+	Offer Letter, dated March 25, 2020, by and between MOR and Max Wygod.
10.4+	Offer Letter, dated March 25, 2020, by and between MOR and Adam Dublin.
10.5+	Employment Agreement, dated August 1, 2019, by and between MOR and Daniel Barton.

10.6+	Employment Agreement, dated March 1, 2021, by and between the Registrant and Edward Spaniel, Jr.
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).
10.8+	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Helix Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2017).
10.9+	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of Helix’s Form 8-K filed with the SEC on June 5, 2018).
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

10.12
Form of Note Purchase Agreement, dated September 1, 2021, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

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

10.15
Form of Convertible Promissory Note Redemption Agreement, dated each of November 12, 2024 and November 13, 2024, by and among the Company and certain holders of the Company’s 3.5% Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024).

19	Forian Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
21*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAs P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
97+	Forian Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10‑K.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2025.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 11, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

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