Form 10-Q
period 2025-03-31
Forian Inc.
filed 2025-05-15
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

OR

◻            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2025, there were 31,202,313 shares outstanding of the registrant’s common stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

Item 1.   Financial Statements and Supplementary Unaudited Data

	March 31, 2025	December 31, 2024
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$5,704,671	$4,590,661
Marketable securities	29,961,761	30,492,088
Accounts receivable, net	5,222,540	3,971,702
Contract assets, net	2,659,399	2,586,712
Prepaid expenses	1,186,123	1,111,234
Other current assets	1,640,629	1,707,694
Total current assets	46,375,123	44,460,091

Property and equipment, net	41,758	46,652
Intangible assets, net	1,145,838	1,192,044
Right of use assets, net	29,808	35,560
Deposits and other assets	1,007,555	1,435,496
Total assets	$48,600,082	$47,169,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,269,731	$982,665
Accrued expenses and other current liabilities	3,881,755	4,413,267
Short-term operating lease liabilities	23,703	23,423
Deferred revenues	5,620,817	4,487,686
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	6,750,326	6,697,649
Total current liabilities	18,546,332	16,604,690

Long-term liabilities:
Other long-term liabilities	6,105	512,137
Total long-term liabilities	6,105	512,137
Total liabilities	18,552,437	17,116,827
Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,202,312 issued and outstanding as of March 31, 2025 and 31,010,788 issued and outstanding as of December 31, 2024	31,203	31,011
Additional paid-in capital	81,057,414	79,937,115
Accumulated deficit	(51,040,972)	(49,915,110)
Total stockholders' equity	30,047,645	30,053,016
Total liabilities and stockholders' equity	$48,600,082	$47,169,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$7,056,116	$4,877,378

Costs and Expenses:
Cost of revenues	3,131,622	1,703,357
Research and development	606,237	389,889
Sales and marketing	1,382,727	1,055,141
General and administrative	3,279,094	3,283,489
Litigation settlements and related expenses	—	208,965
Depreciation and amortization	51,101	8,887
Total costs and expenses	8,450,781	6,649,728

Operating Loss	(1,394,665)	(1,772,350)

Other Income (Expense):
Change in fair value of warrant liability	—	113
Interest and investment income	328,848	675,157
Gain on sale of investment	—	48,612
Interest expense	(52,678)	(198,963)
Gain on debt redemption	—	137,356
Total other income, net	276,170	662,275

Net loss before income taxes	(1,118,495)	(1,110,075)
Income tax expense	(7,367)	(102,540)
Net loss	$(1,125,862)	$(1,212,615)

Basic and diluted net loss per common share	$(0.04)	$(0.04)
Weighted-average shares outstanding	31,123,075	30,999,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2025	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	190,584	191	(172,486)	—	(172,295)
Issuance of Forian common stock upon exercise of stock options	—	—	940	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,292,786	—	1,292,786
Net loss	—	—	—	—	—	(1,125,862)	(1,125,862)
Balance at March 31, 2025	—	$—	31,202,312	$31,203	$81,057,414	$(51,040,972)	$30,047,645

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2024 (as restated)	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at Balance at March 31, 2024	—	$—	31,093,172	$31,093	$75,411,679	$(47,356,655)	$28,086,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,125,862)	$(1,212,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,101	8,887
Amortization on right of use asset	5,752	5,269
Amortization of debt issuance costs	1,333	1,333
Amortization of discount - proceeds from sale of discontinued operations	—	(20,712)
Accrued interest on convertible notes	51,344	197,630
Accretion of discounts on marketable securities	(307,799)	(619,565)
Gain on sale of investment	—	(48,612)
Gain on debt redemption	—	(137,356)
Allowance for credit losses	150,000	—
Stock-based compensation expense	1,292,786	1,658,915
Change in fair value of warrant liability	—	(113)
Change in operating assets and liabilities:
Accounts receivable	(1,400,838)	(1,694,851)
Contract assets	(72,687)	103,300
Prepaid expenses	(74,889)	208,708
Lease liabilities	(5,752)	(16,229)
Deposits and other assets	495,006	211,646
Accounts payable	1,287,066	213,145
Accrued expenses	(531,512)	(1,016,713)
Deferred revenues	1,133,131	438,903
Other liabilities	(500,000)	(489,040)
Net cash provided by (used in) operating activities	448,180	(2,208,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(29,707,875)	(48,848,811)
Sale and maturity of marketable securities	30,546,000	45,359,108
Proceeds from sale of investment	—	48,612
Net cash from sale of discontinued operations	—	1,666,666
Net cash provided by (used in) investing activities	838,125	(1,774,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(172,295)	(81,363)
Cash used to redeem convertible notes	—	(950,000)
Net cash used in financing activities	(172,295)	(1,031,363)

Net change in cash	1,114,010	(5,013,858)

Cash and cash equivalents, beginning of period	4,590,661	6,042,986

Cash and cash equivalents, end of period	$5,704,671	$1,029,128

Supplemental disclosure of cash flow information:
Cash paid for taxes	$114,828	$—

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

On October 31, 2024, (the “Kyber Acquisition Date”), the Company entered into a Membership Interest Assignment Agreement (the “Assignment Agreement”), by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber (the “Kyber Transferred Interests”) from the Sellers, effective October 31, 2024 (the “Kyber Transaction”). The business combination with Kyber was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Kyber provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure financial performance for customers within the financial services industries.

Note 2
BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025.

Note 3
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC); (ii) Kyber Data Science LLC and its wholly owned subsidiaries Kyber Aesthetic Data LLC, Kyber Data Sub LLC, Kyber Health Data LLC and Kyber Survey Data LLC (effective October 31, 2024) and (iii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), and Green Tree International, Inc. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to revenues, accounting for the allowance for credit losses, income taxes, contingencies, fair value of assets and intangible assets acquired in a business combination and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Accounts Receivable, Contract Assets and Allowance for Credit Losses

The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment regardless of whether revenue has been recognized. If revenue is recognized in advance of the right to invoice, a contract asset (unbilled receivable) is recorded in the condensed consolidated balance sheets.

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

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $375,000 at March 31, 2025 and $225,000 at December 31, 2024. The allowance for credit losses for contract assets was $225,000 at March 31, 2025 and $225,000 at December 31, 2024.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”). As of March 31, 2025 and December 31, 2024 the note has been fully paid. The Company recognized $0 and $20,712 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three months ended March 31, 2025 and 2024, respectively.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC Topic 805-10, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. Any excess fair value of the net tangible and intangible assets acquired over the purchase price is recorded as bargain purchase gain in the statements of operations at the acquisition closing date. During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed. After the measurement period, all adjustments are recorded in the condensed consolidated statements of operations as operating expenses or income. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Contract assets and deferred revenues consist of the following as of March 31, 2025 and December 31, 2024:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2024	$107,332	$2,543,477	$2,650,809	$2,225,009
Beginning deferred revenue balance recognized during the period	—	—	—	(1,975,009)
Net change due to acquisition	—	—	—	2,059,560
Net change due to timing of billings, payments and recognition	(44,882)	(19,215)	(64,097)	2,178,126
Balance at December 31, 2024	62,450	2,524,262	2,586,712	4,487,686
Beginning deferred revenue balance recognized during the period	—	—	—	(2,723,593)
Net change due to timing of billings, payments and recognition	70,596	2,091	72,687	3,856,724
Balance at March 31, 2025	$133,046	$2,526,353	$2,659,399	$5,620,817

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	March 31, 2025	December 31, 2024
Estimated next twelve months	$21,664,682	$20,550,004
Thereafter	12,944,675	13,397,200
Total	$34,609,357	$33,947,204
Segment Information

FASB ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest income, other expense, net and the provision for (benefit from) income taxes and infrequent items such as gain on redemption of debt, gain on sale of investment and gain on bargain purchase, which are reflected in the condensed consolidated statements of operations.

Sales for the three months ended March 31, 2025 by country as a percentage of total sales were: United States (93%), Australia (5%) and Great Britain/others (2%) compared to sales for the three months ended March 31, 2024 by country as a percentage of total sales which were: United States (87%), Australia (8%) and Canada (5%).

The Company’s long-lived assets consist primarily of intangible assets, deposits and other assets. As of March 31, 2025 and December 31, 2024, all of the Company’s long-lived assets were in the U.S.

The Company’s operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the three months ended March 31, 2025, the Company had one customer representing 12.1% of revenue. At March 31, 2025, the Company had three customers representing 18.6%, 14.9% and 10.5% of accounts receivable.

During the three months ended March 31, 2024, the Company had two customers representing 16.4% and 13.8% of revenue. At March 31, 2024, the Company three customers representing 18.6%, 11.6% and 10.9% of accounts receivable.

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

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendors announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three months ended March 31, 2025.

Vendor Concentration

During the three months ended March 31, 2025, the Company had one vendor representing 21.0% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three months ended March 31, 2025 or 2024.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $18,443 and $35,642 for the three months ended March 31, 2025 and 2024, respectively.

Net Loss per Share

The calculation of net loss per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is loss from operations. Convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. As the Company has incurred net losses for the three months ended March 31, 2025 and 2024, the diluted loss per share is the same as basic loss per share for the periods presented.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

For the three months ended March 31, 2025, the Company recognized net income tax expense of $7,367. For the three months ended March 31, 2024, the Company recognized net income tax expense of $102,540. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2025, the Company is not currently under any examination in any tax jurisdiction.

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

Litigation Settlements and Related Expenses

Litigation settlements and related expenses consist of incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with litigation, which pertains to entities acquired in the Helix merger (see “Note 16 – Commitments and Contingencies”).

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of certain amounts included in the expense captions presented on the condensed consolidated statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements.

Note 4    ACQUISITION

The Company entered into the Assignment Agreement, by and among the Sellers, Kyber, and the Company, pursuant to which the Company acquired the Kyber Transferred Interests from the Sellers, effective as of the Kyber Acquisition Date. Pursuant to the terms of the Assignment Agreement, at the closing, Sellers transferred and assigned all of the Kyber Transferred Interests to the Company in consideration of the Company’s assumption of Kyber’s ordinary course liabilities. The Assignment Agreement also contains a customary post-closing working capital adjustment, which was resolved without material impact to the Transaction. All outstanding Class B Units of Kyber were cancelled prior to the closing of the Kyber Transaction and no consideration was paid to the Class B Unit holders.

In accordance with ASC 805, the Company has been considered as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Company has recorded the assets, including the acquired identified intangible assets, and liabilities assumed in the Kyber Transaction at their fair values at the date of acquisition. Any excess of the fair value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain.

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

During the measurement period of up to one year from the Kyber Acquisition Date, the Company will record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, any subsequent adjustments will be included in the Company's condensed consolidated statements of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the Kyber Acquisition Date:

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

No expenses relating to strategic review and transaction related expenses were incurred during the three months ended March 31, 2025 and 2024.
The results of operations of Kyber since the Kyber Acquisition Date have been included in the Company’s condensed consolidated financial statements. Kyber contributed revenues of $1,693,347 for the three months ended March 31, 2025 and $0 for the three months ended March 31, 2024 which was included in the Company’s consolidated statements of operations. It is impractical for the Company to provide Kyber’s amount of contributed income from operations during the same period due to the level of integration and shared costs post-acquisition.
Supplemental Pro Forma Financial Information
The following table presents certain unaudited pro forma financial information for the combined entity as if the Kyber acquisition occurred on January 1, 2024. The unaudited pro forma financial information for the periods presented is provided for illustrative purposes only and is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2024, nor is it indicative of the results of operations in future periods.

Three Months Ended March 31, 2024
Revenues	$5,956,088
Net loss	$(2,549,803)
Basic and diluted net loss per share – on a pro forma basis	$(0.08)

Note 5
MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes (level 1 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of March 31, 2025 and December 31, 2024, marketable securities consisted of the following:

	March 31, 2025	December 31, 2024
United States Treasury Bills
Amortized Cost	$29,962,773	$30,476,729
Fair Market Value	$29,961,761	$30,492,088

Note 6
PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2025 and December 31, 2024, the Company’s balance sheet reflected prepaid expenses of $1,186,123 and $1,111,234, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of March 31, 2025, are income taxes receivable of $141,132 and deferred license costs of $916,531.

Included in other current assets as of December 31, 2024, are income taxes receivable of $199,131, deferred license costs of $825,563 and amounts receivable from employees of $485,000.

Note 7
PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment were comprised of the following:

	March 31, 2025	December 31, 2024
Personal computing equipment	$48,142	$94,521
Office equipment and capitalized software	73,260	73,260
Total	121,402	167,781
Less: Accumulated depreciation	(79,644)	(121,129)
Property and equipment, net	$41,758	$46,652
Depreciation expense for the three months ended March 31, 2025 and 2024 was $4,895 and $8,887.

Note 8  INTANGIBLE ASSETS

As of March 31, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 31, 2025	Accumulated Amortization	Net Book Value at March 31, 2025
Customer relationships	6	$1,011,000	70,208	$940,792
Tradenames and trademarks	9	215,000	9,954	205,046
		$1,226,000	$80,162	$1,145,838
As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Book Value at December 31, 2024
Customer relationships	6	$1,011,000	27,984	$983,016
Tradenames and trademarks	9	215,000	5,972	209,028
		$1,226,000	$33,956	$1,192,044

Amortization expense for the three months ended March 31, 2025 and 2024 was $46,206 and $0.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2025 (Remaining)	$144,292
2026	192,389
2027	192,389
2028	192,389
2029	192,389
Thereafter	231,990
Total	$1,145,838

The weighted average remaining amortization period for the Company’s intangible assets as of March 31, 2025 and December 31, 2024 was 6.12 and 6.36 years.

Note 9  DEPOSITS AND OTHER ASSETS

As of March 31, 2025 and December 31, 2024, deposits and other assets included $945,663 and $1,357,482 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Note 10
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2025 and December 31, 2024, accrued expenses were comprised of the following:

	March 31, 2025	December 31, 2024
Employee compensation	$1,600,415	$1,570,205
Information Contracts (see "Note 3 - Vendors and Licensors")	955,238	1,296,315
Accrued expenses	1,326,102	1,546,747
Total	$3,881,755	$4,413,267

Note 11 CONVERTIBLE NOTES

	March 31, 2025	December 31, 2024
Principal outstanding	$6,000,000	$6,000,000
Add: accrued interest	752,548	701,204
Less: unamortized debt issuance costs	(2,222)	(3,555)
Convertible note payable, net of debt issuance costs	$6,750,326	$6,697,649
On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Notes convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $51,344 and $197,630 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the three months ended March 31, 2025 and 2024, the Company recognized $1,333 and $1,333 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the condensed consolidated statements of operations.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	744,985	$2.05
Issued	1,176,000	2.22
Vested	(268,737)	4.78
Canceled	(5,000)	9.47
Unvested at December 31, 2024	1,647,248	3.03
Issued	200,000	2.06
Vested	(263,750)	4.94
Canceled	(8,000)	2.02
Unvested at March 31, 2025	1,575,498	$2.51
The 1,575,498 of unvested awards at March 31, 2025 consisted of restricted stock units.

Stock Options

As part of the business combination with Helix, the Company assumed the Helix TCS, Inc. Omnibus Stock Incentive Plan and the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, each as amended, pursuant to which options exercisable at prices between $2.00 and $51.80 per share for 455,089 shares of Company common stock were outstanding. As of March 31, 2025, options to purchase 133,059 shares of common stock remain outstanding.

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during three months ended March 31, 2025 and 2024, are as follows:

	For the Three Months Ended March 31,
	2025	2024
Exercise Price	$2.00 to $2.06	$2.67 to $3.69
Fair value of Company common stock	$2.00 to $2.06	$2.68 to $3.69
Dividend yield	0%	0%
Expected volatility	75.0%	78% to 79%
Risk Free interest rate	4.00% to 4.20%	3.90% to 4.20%
Expected life (years) remaining	6.10 to 6.25	6.10 to 6.25

The following summarizes option activity under the Company’s stock plan for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,840,544	$7.12
Granted	483,500	$2.79
Exercised	(14,375)	$2.98
Forfeited and expired	(357,873)	$7.49
Outstanding at December 31, 2024	3,951,796	$6.47
Granted	160,000	$2.06
Exercised	(7,837)	$2.20
Forfeited and expired	(22,600)	$2.22
Outstanding at March 31, 2025	4,081,359	$6.33
Vested options at March 31, 2025	2,606,510	$8.01
The weighted average exercise price and remaining contractual life of options outstanding as of March 31, 2025 was $6.33 and 7.22 years, respectively. The total aggregate intrinsic value of the options outstanding as of March 31, 2025 was approximately $0.

The weighted average exercise price and remaining contractual life of exercisable options as of March 31, 2025 was $8.01 and 6.64 years, respectively. The total aggregate intrinsic value of the exercisable options as of March 31, 2025 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $1.43 and $2.00 for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $7,132,096, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. Stock compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Services	$40,634	$32,321
Research and development	29,323	58,491
Sales and marketing	76,985	75,348
General and administrative	1,145,844	1,492,755
Total	$1,292,786	$1,658,915

Total intrinsic value of options exercised during the year ended March 31, 2025 was $2,351. The total fair value of restricted shares vested during the year ended March 31, 2025 was $642,204.

Note 13
NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to common shareholders	$(1,125,862)	$(1,212,615)

Net loss per share attributable to common shareholders:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted
Basic	31,123,075	30,999,433
Diluted	31,123,075	30,999,433
The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is net loss.

	For the Three Months Ended March 31,
	2025	2024
Potentially dilutive securities:
Warrants	—	16,132
Stock options	4,081,359	4,207,668
Convertible notes	673,925	2,369,728
Unvested restricted stock awards and units	1,575,498	895,266
Total	6,330,782	7,488,794

Note 14 RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2025 and 2024 of $24,375 and $52,050, respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who held $6,000,000 of the Notes until his death on April 11, 2024, which notes are held by the spouse of the deceased director. See “Note 11 - Convertible Notes” for additional information.

On September 4, 2024, the Company entered into a customer agreement with an entity controlled by one of its directors providing for products and services over a three-year period for variable consideration with aggregate minimum billings of $1,200,000. Revenues for the three months ended March 31, 2025, include $100,000 resulting from the agreement.

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

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Three Months Ended March 31,
	2025	2024
Cash used in operating leases	$6,153	$5,481

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2025	December 31, 2024
Right of use assets, net	$29,808	$35,560

Short-term operating lease liabilities	$23,703	$23,423
Long-term operating lease liabilities	6,105	12,137
Total lease liabilities	$29,808	$35,560
Weighted average remaining lease term (in years)	1.25	1.50
Weighted average discount rate	4.8%	4.8%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense	$6,153	$5,481
Short-term lease expense	6,212	8,042
Total operating lease costs	$12,365	$13,523
Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2025, were as follows:

March 31, 2025
2025	18,459
2026	12,306
Total future minimum lease payments	30,765
Less imputed interest	(957)
Total	$29,808

Note 16
COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of March 31, 2025:

March 31, 2025
Year ending December 31, 2025	4,224,160
Year ending December 31, 2026	4,627,500
Year ending December 31, 2027	2,525,000
Thereafter	1,050,000
$12,426,660

Commitments and contingencies includes $455,238 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

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

The Company classified related legal and settlement expenses as “Litigation and related expenses” within Operating loss. Any insurance reimbursements related to the settlements are treated as gain contingencies and will be recorded when all contingencies are resolved.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Financial Operations Overview

The following discussion sets forth certain components of the Company’s condensed consolidated statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended March 31, 2025 by country as a percentage of total sales were: United States (93%), Australia (5%) and Great Britain/others (2%) compared to sales for the three months ended March 31, 2024 by country as a percentage of total sales which were: United States (87%), Australia (8%) and Canada (5%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendors announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three months ended March 31, 2025.

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

Results of Operations For the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Revenues	$7,056,116	$4,877,378

Costs and Expenses
Cost of revenues	3,131,622	1,703,357
Research and development	606,237	389,889
Sales and marketing	1,382,727	1,055,141
General and administrative	3,279,094	3,283,489
Litigation settlements and related expenses	—	208,965
Depreciation and amortization	51,101	8,887
Operating loss	$(1,394,665)	$(1,772,350)

Comparison of Three Months Ended March 31, 2025 and 2024

Revenues

Revenues for the for the three months ended March 31, 2025, were $7,056,116, which represented an increase of $2,178,738 compared to revenues of $4,877,378 for the three months ended March 31, 2024. The increase is primarily due to the impact of the acquisition of Kyber and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025, was $3,131,622, which represented an increase of $1,428,265 compared to cost of revenues of $1,703,357 for the three months ended March 31, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing expenses. As a result, gross profit as a percentage of revenues decreased to 56% for the three months ended March 31, 2025, compared to 65% for the same period in 2024.

Research and Development

Research and development expenses for the three months ended March 31, 2025, were $606,237, which represented an increase of $216,348 compared to research and development expenses of $389,889 for the three months ended March 31, 2024. The increase is primarily due to the impact of the Kyber acquisition.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025, were $1,382,727, which represented an increase of $327,586 compared to sales and marketing expenses of $1,055,141 for the three months ended March 31, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025, were $3,279,094, which represented a decrease of $4,395 compared to general and administrative expenses of 3,283,489 for the three months ended March 31, 2024. The decrease is primarily due to lower stock compensation expense, partially offset by increased salaries, other professional and credit loss expenses.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses of $208,965 for the three months ended March 31, 2024 result from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

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

The following is an explanation of the items excluded from Adjusted EBITDA but included in net loss:

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

•
Interest and Investment Income. Interest and Investment income is associated with the level of marketable debt securities and other interest-bearing accounts in which the Company invests. Interest and investment income can vary over time due to changes in interest rates and level of investments. Management excludes interest and investment income from Adjusted EBITDA (i) because these items are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures. Investors should note that interest and investment income will recur in future periods.

•
Other Items. The Company engages in other activities and transactions that can impact net loss. In the periods reported, these other items included (i) gain on sale of investment relating to the sale of a minority equity interest and (ii) gain on debt redemption which relates to a gain on the early retirement of a portion of the Notes (for further discussion, refer to “Note 11 – Convertible Notes” to the financial statements). Management excludes these other items from Adjusted EBITDA because management believes these activities or transactions are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Litigation related expenses. Management excludes litigation expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to direct and incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with such litigation, which pertains to entities acquired in the Helix merger, see “Item 1. Legal Proceedings” and “Note 16 – Commitments and Contingencies” to the financial statements for further information.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$7,056,116	$4,877,378

Net loss	(1,125,862)	(1,212,615)

Depreciation and amortization	51,101	8,887
Stock based compensation expense	1,292,786	1,658,915
Change in fair value of warrant liability	—	(113)
Interest and investment income	(328,848)	(675,157)
Interest expense	52,678	198,963
Gain on sale of investment	—	(48,612)
Gain on debt redemption	—	(137,356)
Litigation related expenses	—	208,965
Income tax expense	7,367	102,540
Adjusted EBITDA	$(50,778)	$104,417
Comparison of the Three Months Ended March 31, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2025, was $(50,778) compared to $104,417 three months ended March 31, 2024, a decrease of $155,195. The decrease is primarily due to higher cost of revenues and other operating expenses, partially offset by other increases in revenues discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2024, the Company redeemed $18,881,466 in outstanding principal and interest on its Notes. As of March 31, 2025, the Company’s balance of cash and marketable securities aggregated $35,666,432 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $6,750,326. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$448,180	$(2,208,070)
Net cash provided by (used in) investing activities	838,125	(1,774,425)
Net cash used in financing activities	(172,295)	(1,031,363)
Net (decrease) increase in cash and cash equivalents	$1,114,010	$(5,013,858)
Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities of $448,180 increased by $2,656,250 for the three months ended March 31, 2025 compared to cash used in operating activities of $2,208,070 three months ended March 31, 2024. This primarily is the result of changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Provided by (Used In) By Investing Activities
Net cash provided by investing activities of $838,125 increased by $2,612,550 for the three months ended March 31, 2025 compared to cash used in investing activities of $1,774,425 three months ended March 31, 2024. This is primarily the result of changes in net additions to marketable securities, partially offset by cash received from the sale of discontinued operation during 2024.

Net Cash Used In Financing Activities

Net cash used in financing activities of $172,295 for the three months ended March 31, 2025 decreased by $859,068 compared to cash used in financing activities of $1,031,363 three months ended March 31, 2024. The decrease was primarily due to changes in tax payments for vested restricted stock units and redemptions of certain of the Notes.

Critical Accounting Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

The Company believes the following critical accounting estimates used in the preparation of its condensed consolidated financial statements affect its more significant judgments and estimates.

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

Business Combinations

The Company allocates the fair value of the consideration transferred to the assets acquired and liabilities assumed, including trademarks and customer relationships based on their estimated fair values at the acquisition date. Any excess over the consideration transferred is recorded as gain on bargain purchase. The purchase price allocation requires the Company to make significant estimates and assumptions, especially at the acquisition date, with respect to intangible assets and deferred revenue obligations.

Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets the Company has acquired or may acquire in the future include but are not limited to:

•
future expected cash flows from sales, maintenance agreements, and acquired developed technologies;

•
the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the Company’s product portfolio;

•
expected costs to develop the in-process research and development into commercially viable software and estimated cash flows from the projects when completed; and

•
discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and, if such events occur, the Company may be required to recognize a loss in the condensed consolidated statement of operations due to an overestimation of the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of certain amounts included in the expense captions presented on the condensed consolidated statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (who is also the Company’s principal executive officer) and its chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2025, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in its internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company’s chief executive officer and chief financial officer therefore concluded that the Company’s disclosure controls and procedures as of the fiscal quarter ended March 31, 2025 remain ineffective to the extent of the material weaknesses identified.

The Company has implemented several processes and control procedures in 2025, including those outlined below, to remediate the deficiencies noted above and from the prior year. The Company is currently assessing and improving the operating effectiveness of these controls to ensure they will operate at an acceptable level of assurance.

The Company has implemented additional controls to validate the accuracy and appropriateness of payables transactions and to prevent the possibility of fraudulent or fictitious payments.

The Company has implemented controls over the application of ASC 606, particularly to contracts containing fixed minimum payments and variable revenues based on customer sales.

The Company believes these actions, when complete, will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, the Company intends to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, it records reserves in its condensed consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that it believes to be material.

Item 1A.  Risk Factors

This item is not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2025, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*  Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)