Form 10-Q
period 2025-06-30
Forian Inc.
filed 2025-08-14
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 31,112,312 shares outstanding of the registrant’s common stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

Item 1.
Financial Statements and Supplementary Unaudited Data

	June 30,	December 31,
	2025	2024
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$5,369,817	$4,590,661
Marketable securities	30,279,208	30,492,088
Accounts receivable, net	5,267,632	3,971,702
Contract assets, net	2,666,627	2,586,712
Prepaid expenses	1,561,617	1,111,234
Other current assets	1,396,202	1,707,694
Total current assets	46,541,103	44,460,091

Property and equipment, net	37,504	46,652
Intangible assets, net	1,097,741	1,192,044
Right of use assets, net	23,988	35,560
Deposits and other assets	762,301	1,435,496
Total assets	$48,462,637	$47,169,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,875,222	$982,665
Accrued expenses and other current liabilities	3,906,323	4,413,267
Short-term operating lease liabilities	23,988	23,423
Deferred revenues	4,911,427	4,487,686
Convertible notes payable, net of debt issuance costs (Note 11) ($6,000,000 in principal is held by a related party. Refer to Note 14)	6,804,016	6,697,649
Total current liabilities	17,520,976	16,604,690

Long-term liabilities:
Other long-term liabilities	—	512,137
Total long-term liabilities	—	512,137
Total liabilities	17,520,976	17,116,827
Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,202,312 issued and outstanding as of June 30, 2025 and 31,010,788 issued and outstanding as of December 31, 2024	31,203	31,011
Additional paid-in capital	81,726,637	79,937,115
Accumulated deficit	(50,816,179)	(49,915,110)
Total stockholders' equity	30,941,661	30,053,016
Total liabilities and stockholders' equity	$48,462,637	$47,169,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$7,476,140	$4,777,101	$14,532,256	$9,654,479

Costs and Expenses:
Cost of revenues	3,228,169	1,806,918	6,359,791	3,510,275
Research and development	675,731	307,201	1,281,968	697,090
Sales and marketing	1,495,710	1,017,659	2,878,437	2,072,800
General and administrative	1,971,959	3,229,757	5,251,053	6,513,246
Litigation settlements and related expenses	—	942,311	—	1,151,276
Depreciation and amortization	52,350	7,889	103,451	16,776
Strategic review and transaction related expenses	6,145	435,844	6,145	435,844
Total costs and expenses	7,430,064	7,747,579	15,880,845	14,397,307

Operating Income (Loss)	46,076	(2,970,478)	(1,348,589)	(4,742,828)

Other Income (Expense):
Change in fair value of warrant liability	—	430	—	543
Interest and investment income	347,968	618,316	676,816	1,293,473
Gain on sale of investment	—	—	—	48,612
Interest expense	(53,689)	(193,306)	(106,367)	(392,269)
Gain on debt redemption	—	—	—	137,356
Total other income, net	294,279	425,440	570,449	1,087,715

Net income (loss) before income taxes	340,355	(2,545,038)	(778,140)	(3,655,113)
Income tax expense	(115,562)	(8,221)	(122,929)	(110,761)
Net income (loss)	$224,793	$(2,553,259)	$(901,069)	$(3,765,874)

Basic net income (loss) per common share	$0.01	$(0.08)	$(0.03)	$(0.12)
Diluted net income (loss) per common share	$0.01	$(0.08)	$(0.03)	$(0.12)
Weighted-average shares outstanding - basic	31,202,312	31,098,497	31,163,137	31,049,647
Weighted-average shares outstanding - diluted	31,293,644	31,098,497	31,163,137	31,049,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2025	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	190,584	191	(172,486)	—	(172,295)
Issuance of Forian common stock upon exercise of stock options	—	—	940	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,292,786	—	1,292,786
Net loss	—	—	—	—	—	(1,125,862)	(1,125,862)
Balance at March 31, 2025	—	—	31,202,312	31,203	81,057,414	(51,040,972)	30,047,645
Repurchase of stock	—	—	—	—	7,721	—	7,721
Stock-based compensation expense	—	—	—	—	661,502	—	661,502
Net income	—	—	—	—	—	224,793	224,793
Balance at June 30, 2025	—	$—	31,202,312	$31,203	$81,726,637	$(50,816,179)	$30,941,661

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2024 (as restated)	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at March 31, 2024	—	—	31,093,172	31,093	75,411,679	(47,356,655)	28,086,117
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	17,127	17	(19,316)	—	(19,299)
Issuance of Forian common stock upon exercise of stock options	—	—	(112)	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,662,636	—	1,662,636
Net loss	—	—	—	—	—	(2,553,259)	(2,553,259)
Balance at June 30, 2024	—	$—	31,110,187	$31,110	$77,054,999	$(49,909,914)	$27,176,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(901,069)	$(3,765,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,451	16,776
Amortization on right of use asset	11,572	10,664
Amortization of debt issuance costs	2,666	2,667
Amortization of discount - proceeds from sale of discontinued operations	—	(20,712)
Accrued interest on convertible notes	103,701	389,602
Accretion of discounts on marketable securities	(627,201)	(1,237,337)
Gain on sale of investment	—	(48,612)
Gain on debt redemption	—	(137,356)
Provision for credit losses	—	168,750
Stock-based compensation expense	1,954,288	3,321,551
Change in fair value of warrant liability	—	(543)
Change in operating assets and liabilities:
Accounts receivable	(1,295,930)	(1,266,187)
Contract assets	(79,915)	171,358
Prepaid expenses	(450,383)	61,248
Lease liabilities	(11,572)	(21,624)
Deposits and other assets	984,687	(572,153)
Accounts payable	892,557	1,328,176
Accrued expenses	(506,944)	(931,686)
Deferred revenues	423,741	789,152
Other liabilities	(500,000)	(489,040)
Net cash provided by (used in) operating activities	103,649	(2,231,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(50,635,919)	(87,732,380)
Sale and maturity of marketable securities	51,476,000	85,255,076
Proceeds from sale of investment	—	48,612
Net cash from sale of discontinued operations	—	1,666,666
Net cash provided by (used in) investing activities	840,081	(762,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(172,295)	(100,662)
Repurchase of common stock	7,721	—
Cash used to redeem convertible notes	—	(950,000)
Net cash used in financing activities	(164,574)	(1,050,662)

Net change in cash and cash equivalents	779,156	(4,043,868)

Cash and cash equivalents, beginning of period	4,590,661	6,042,986

Cash and cash equivalents, end of period	$5,369,817	$1,999,118

Supplemental disclosure of cash flow information:
Cash paid for taxes	$163,428	$48,492

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

On October 31, 2024, (the “Kyber Acquisition Date”), the Company entered into a Membership Interest Assignment Agreement (the “Assignment Agreement”), by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber (the “Kyber Transferred Interests”) from the Sellers, effective October 31, 2024 (the “Kyber Transaction”). The business combination with Kyber was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Kyber provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure financial performance for customers within the financial services industry.

Note 2
BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025.

Note 3
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of (i) Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC); (ii) Kyber Data Science LLC and its wholly owned subsidiaries Kyber Aesthetic Data LLC (which merged into Kyber Data Science LLC on June 19, 2025), Kyber Data Sub LLC, Kyber Health Data LLC and Kyber Survey Data LLC (which merged into Kyber Data Science LLC on June 19, 2025) (effective October 31, 2024) and (iii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), and Green Tree International, Inc. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to revenues, accounting for the allowance for credit losses, income taxes, fair value of assets and intangible assets acquired in a business combination and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain strategic review related expenses that were previously included in general and administrative expenses in the prior period financial statements have been reclassified to strategic review related expenses to be consistent with the current presentation.

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

Cash and Cash Equivalents and Credit Risk

The Company considers all cash accounts and highly liquid investments with a maturity of three months or less, when purchased, as cash and cash equivalents.

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

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $225,000 at June 30, 2025 and $225,000 at December 31, 2024. The allowance for credit losses for contract assets was $225,000 at June 30, 2025 and $225,000 at December 31, 2024.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”). As of February, 2024 the note has been fully paid. The Company recognized $0 and $0 and $0 and $20,712 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three and six months ended June 30, 2025 and 2024, respectively.

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

Contract assets and deferred revenues consist of the following as of June 30, 2025 and December 31, 2024:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2024	$107,332	$2,543,477	$2,650,809	$2,225,009
Beginning deferred revenue balance recognized during the period	—	—	—	(1,975,009)
Net change due to acquisition	—	—	—	2,059,560
Net change due to timing of billings, payments and recognition	(44,882)	(19,215)	(64,097)	2,178,126
Balance at December 31, 2024	62,450	2,524,262	2,586,712	4,487,686
Beginning deferred revenue balance recognized during the period	—	—	—	(3,616,684)
Net change due to timing of billings, payments and recognition	97,525	(17,610)	79,915	4,040,425
Balance at June 30, 2025	$159,975	$2,506,652	$2,666,627	$4,911,427

Accounts receivable, net was $2,572,931 at December 31, 2023.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	June 30, 2025	December 31, 2024
Estimated next twelve months	$20,493,348	$20,550,004
Thereafter	10,691,405	13,397,200
Total	$31,184,753	$33,947,204

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

Sales for the three months ended June 30, 2025, by country as a percentage of total sales were: United States (94%), Australia (5%) and Great Britain/others (1%) compared to sales for the three months ended June 30, 2024, by country as a percentage of total sales which were: United States (92%) and Australia (8%).

Sales for the six months ended June 30, 2025, by country as a percentage of total sales were: United States (92%), Australia (6%) and Great Britain/others (2%) compared to sales for the six months ended June 30, 2024, by country as a percentage of total sales which were: United States (89%), Australia (8%) and Canada (3%).

The Company’s long-lived assets consist primarily of intangible assets, deposits and other assets. As of June 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were in the U.S.

The Company’s operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the three and six months ended June 30, 2025, the Company had one customer representing 11.4% and 11.7% of revenue, respectively. At June 30, 2025, the Company had three customers representing 18.5%, 17.3%, and 10.4% of accounts receivable.

During the three months ended June 30, 2024, the Company had two customers representing 16.7% and 11.6% of revenue. During the six months ended June 30, 2024 the Company had two customers representing 16.5% and 12.7% of revenue. At June 30, 2024, the Company had four customers representing 21.9%, 20.8%, 12.1% and 10.1% of accounts receivable.

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

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendors announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for either the three or six months ended June 30, 2025.

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 recorded as a reduction of cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an adjustment of $175,000 included in cost of revenues during the three months ended June 30, 2025, representing previously recorded charges under the contract that will not be paid.

Vendor Concentration

During the three months ended June 30, 2025, the Company had two vendors, representing 21.3% and 12.7% of purchases and expenses and during the six months ended June 30, 2025, the Company had two vendors representing 20.9% and 11.6% of purchases and expenses.

During the three months ended June 30, 2024, the Company had two vendors, representing 13.5% and 11.2% of purchases and expenses and during the six months ended June 30, 2024, the Company had three vendors representing 14.3%, 11.9% and 10.1% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and six months ended June 30, 2025 and 2024.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $2,877 and $21,320 and $24,864 and $60,506 for the three and six months ended June 30, 2025 and 2024, respectively.

Net Income (Loss) per Share

The calculation of net income (loss) per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Shares issuable under convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. As the Company has incurred net losses for the six months ended June 30, 2025 and the three and six months ended June 30, 2024, the diluted loss per share is the same as basic loss per share for the periods presented.

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 2,400,000 shares to a total of 6,400,000 shares. On June 11, 2025, the Company's stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 4,000,000 shares to a total of 10,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of the Company’s common stock. The fair value is then expensed over the requisite service periods of the awards which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations. The impact of forfeitures are recognized in the period incurred.

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

The provision for income taxes represents federal, state, and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax benefit of research and development (“R&D”) credits and certain nondeductible expenses. The Company’s effective tax rate will change from period to period based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or re-measurement of a tax position taken in a prior annual period is recognized separately in the period of the change.

For the three and six months ended June 30, 2025, the Company recognized net income tax expense of $115,562 and $122,929. For the three and six months ended June 30, 2024, the Company recognized net income tax expense of $8,221 and $110,761. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of June 30, 2025, the Company is not currently under any examination in any tax jurisdiction.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.

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

In July 2025, the FASB issued Accounting Standards Update No 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

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

In accordance with ASC 805, the Company has been considered the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Company has recorded the assets, including the acquired identified intangible assets, and liabilities assumed in the Kyber Transaction at their fair values at the date of acquisition. Any excess of the fair value of the net assets acquired over the purchase price has been recorded as a bargain purchase gain.

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

The Company incurred acquisition-related costs of $6,145, $6,145, $0, and $0 during the three and six months ended June 30, 2025 and 2024, respectively, for legal and auditing fees which were expensed as incurred and included in strategic review and transaction related expenses in the Consolidated Statements of Operations.

The results of operations of Kyber since the Kyber Acquisition Date have been included in the Company’s condensed consolidated financial statements. Kyber contributed revenues of $1,859,566 and $3,552,913 for the three and six months ended June 30, 2025 which was included in the Company’s consolidated statements of operations.

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

Balance as of	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$5,843,847	$11,799,935
Net loss	$(4,100,280)	$(6,650,083)
Basic and diluted net loss per share – on a pro forma basis	$(0.13)	$(0.21)

Note 5
MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes for similar securities (level 2 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of June 30, 2025 and December 31, 2024, marketable securities consisted of the following:

	June 30, 2025	December 31, 2024
United States Treasury Bills
Amortized Cost	$30,276,659	$30,476,729
Fair Market Value	$30,279,208	$30,492,088

Note 6
PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of June 30, 2025 and December 31, 2024, the Company’s balance sheet reflected prepaid expenses of $1,561,617 and $1,111,234, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of June 30, 2025, are income taxes receivable of $362,560 and deferred license costs of $969,184.

Included in other current assets as of December 31, 2024, are income taxes receivable of $199,131, deferred license costs of $825,563 and amounts receivable from an insurance company related to settled litigation of employees of $485,000.

Note 7
PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	June 30, 2025	December 31, 2024
Personal computing equipment	$48,143	$94,521
Office equipment and capitalized software	73,260	73,260
Total	121,403	167,781
Less: Accumulated depreciation	(83,899)	(121,129)
Property and equipment, net	$37,504	$46,652

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $4,254 and $9,148 and $7,889 and $16,776, respectively.

Note 8
INTANGIBLE ASSETS

As of June 30, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at June 30, 2025	Accumulated Amortization	Net Book Value at June 30, 2025
Customer relationships	6	$1,011,000	$112,333	$898,667
Tradenames and trademarks	9	215,000	15,926	199,074
		$1,226,000	$128,259	$1,097,741

As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Book Value at December 31, 2024
Customer relationships	6	$1,011,000	$27,984	$983,016
Tradenames and trademarks	9	215,000	5,972	209,028
		$1,226,000	$33,956	$1,192,044

Amortization expense for the three and six months ended June 30, 2025 and 2024 was $48,097 and $94,303 and $0 and $0, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2025 (Remaining)	$96,194
2026	192,389
2027	192,389
2028	192,389
2029	192,389
Thereafter	231,991
Total	$1,097,741

The weighted average remaining amortization period for the Company’s intangible assets as of June 30, 2025 and December 31, 2024 was 5.88 and 6.36 years.

Note 9
DEPOSITS AND OTHER ASSETS

As of June 30, 2025 and December 31, 2024, deposits and other assets included $582,617 and $1,357,482 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Note 10
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2025 and December 31, 2024, accrued expenses were comprised of the following:

	June 30, 2025	December 31, 2024
Employee compensation	$1,752,332	$1,570,205
Information Contracts (see "Note 3 - Vendors and Licensors")	1,085,170	1,296,315
Other accrued expenses	1,068,821	1,546,747
Total	$3,906,323	$4,413,267

Note 11
CONVERTIBLE NOTES

	June 30, 2025	December 31, 2024
Principal outstanding	$6,000,000	$6,000,000
Add: accrued interest	804,905	701,204
Less: unamortized debt issuance costs	(889)	(3,555)
Convertible note payable, net of debt issuance costs	$6,804,016	$6,697,649

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes will mature on the fourth-year anniversary of the date of issuance, which time is also the termination date of the Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants is $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes may, at any time, convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company may redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company may redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes is payable upon maturity or earlier redemption unless the Notes are converted prior to such time. In the event the holders of the Notes convert all or a portion of the Notes, the related accrued interest is converted at the conversion price. Interest expense related to the Notes was $52,356 and $103,701 and $191,973 and $389,602 for the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and are being amortized over the term of the Notes. During the three and six months ended June 30, 2025 and 2024, the Company recognized $1,333 and $2,666 and $1,333 and $2,667 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the condensed consolidated statements of operations.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	744,985	$2.05
Issued	1,176,000	2.22
Vested	(268,737)	4.78
Canceled	(5,000)	9.47
Unvested at December 31, 2024	1,647,248	3.03
Issued	200,000	2.06
Vested	(263,750)	4.49
Canceled	(539,250)	2.34
Unvested at June 30, 2025	1,044,248	$2.59

The 1,044,248 of unvested awards at June 30, 2025 consisted of restricted stock units.

Stock Options

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the six months ended June 30, 2025 and 2024, are as follows:

	For the Six Months Ended June 30,
	2025	2024
Exercise Price	$2.00 to $2.06	$2.67 to $3.69
Fair value of Company common stock	$2.00 to $2.06	$2.68 to $3.69
Dividend yield	0%	0%
Expected volatility	75.0%	78% to 79%
Risk Free interest rate	4.00% to 4.20%	3.9% to 4.2%
Expected life (years) remaining	6.10 to 6.25	6.10 to 6.25

The following summarizes option activity under the Company’s stock plan for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,840,544	$7.12
Granted	483,500	$2.79
Exercised	(14,375)	$2.98
Forfeited and expired	(357,873)	$7.49
Outstanding at December 31, 2024	3,951,796	$6.47
Granted	160,000	$2.06
Exercised	(7,837)	$2.20
Forfeited and expired	(419,065)	$3.11
Outstanding at June 30, 2025	3,684,894	$6.67
Vested options at June 30, 2025	2,747,604	$7.83

The weighted average exercise price and remaining contractual life of options outstanding as of June 30, 2025 was $6.67 and 4.87 years, respectively. The total aggregate intrinsic value of the options outstanding as of June 30, 2025 was approximately $0.

The weighted average exercise price and remaining contractual life of exercisable options as of June 30, 2025 was $7.83 and 3.74 years, respectively. The total aggregate intrinsic value of the exercisable options as of June 30, 2025 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $1.43 and $2.00 for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $4,283,136, which the Company expects to recognize over a weighted-average period of approximately 1.5 years. Stock compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Services	$41,512	$43,849	$82,146	$76,170
Research and development	32,470	(5,496)	61,793	52,995
Sales and marketing	94,908	61,096	171,893	136,444
General and administrative	492,612	1,563,187	1,638,456	3,055,942
Total	$661,502	$1,662,636	$1,954,288	$3,321,551

Total intrinsic value of options exercised during the three and six months ended June 30, 2025 was $0 and $2,351. The total fair value of restricted shares vested during the three and six months ended June 30, 2025 was $0 and $642,200.

Total intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0 and $8,375. The total fair value of restricted shares vested during the three and six months ended June 30, 2024 was $63,597 and $726,664.

Note 13
NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$224,793	$(2,553,259)	$(901,069)	$(3,765,874)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.03)	$(0.12)
Diluted	$0.01	$(0.08)	$(0.03)	$(0.12)

Weighted average common shares outstanding - basic	31,202,312	31,098,497	31,163,137	31,049,647
Plus: Dilutive effect of restricted stock units - treasury stock method	91,332	—	—	—
Weighted average common shares outstanding - diluted	31,293,644	31,098,497	31,163,137	31,049,647

The following table sets forth all outstanding potentially dilutive securities which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is income (loss) from operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Warrants	—	9,375	—	9,375
Stock options	3,648,894	4,147,043	3,684,894	4,147,043
Convertible notes	668,189	2,385,752	668,189	2,385,752
Unvested restricted stock awards and units	952,916	871,267	1,044,248	871,267
Total	5,269,999	7,413,437	5,397,331	7,413,437

Note 14
RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and six months ended June 30, 2025 and 2024 of $0 and $24,375 and $7,975 and $60,025, respectively, as he is entitled to runoff commissions on accounts he sold.

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

On September 4, 2024, the Company entered into a customer agreement with an entity controlled by one of its directors providing for products and services over a three-year period for variable consideration with aggregate minimum billings of $1,200,000 and noncash consideration of $133,914. Revenues for the three and six months ended June 30, 2025, includes $113,391 and $217,856 resulting from the agreement.

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

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Six Months Ended June 30,
	2025	2024
Cash used in operating leases	$12,306	$10,962
ROU assets obtained in exchange for new lease obligations	$—	$46,876

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	June 30, 2025	December 31, 2024
Right of use assets, net	$23,988	$35,560

Short-term operating lease liabilities	$23,988	$23,423
Long-term operating lease liabilities	—	12,137
Total lease liabilities	$23,988	$35,560
Weighted average remaining lease term (in years)	1.00	1.50
Weighted average discount rate	4.8%	4.8%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$6,153	$5,481	$12,306	$10,962
Short-term lease expense	6,212	6,956	11,663	14,998
Total operating lease costs	$12,365	$12,437	$23,969	$25,960

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2025, were as follows:

June 30, 2025
2025 (remaining)	12,306
2026	12,306
Total future minimum lease payments	24,612
Less imputed interest	(624)
Total	$23,988

Note 16
COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of June 30, 2025:

June 30, 2025
Year ending December 31, 2025	2,643,750
Year ending December 31, 2026	5,335,625
Year ending December 31, 2027	3,261,375
Thereafter	1,460,875
$12,701,625

Commitments and contingencies includes $1,085,170 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

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

The Company classified related legal and settlement expenses as “Litigation and related expenses” within Operating income (loss). Any insurance reimbursements related to the settlements are treated as gain contingencies and will be recorded when all contingencies are resolved.

Note 17
SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.

On July 15, 2025, the Board approved the grant an aggregate of 600,000 restricted stock units to certain employees.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended June 30, 2025, by country as a percentage of total sales were: United States (94%), Australia (5%) and Great Britain/others (1%) compared to sales for the three months ended June 30, 2024, by country as a percentage of total sales which were: United States, (92%); and Australia, (8%).

Sales for the six months ended June 30, 2025 by country as a percentage of total sales were: United States, (92%); Great Britain/others, (2%); and Australia, (6%), compared to sales for the six months ended June 30, 2024 by country as a percentage of total sales which were United States, (89%); Canada, (3%); and Australia, (8%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendors announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three and six months ended June 30, 2025.

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date $175,000. As a result, the Company recorded an adjustment of $175,000 included in cost of revenues during the three months ended June 30, 2025, representing previously recorded charges under the contract that will not be paid.

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

Results of Operations For the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$7,476,140	$4,777,101	$14,532,256	$9,654,479

Costs and Expenses
Cost of revenues	3,228,169	1,806,918	6,359,791	3,510,275
Research and development	675,731	307,201	1,281,968	697,090
Sales and marketing	1,495,710	1,017,659	2,878,437	2,072,800
General and administrative	1,971,959	3,229,757	5,251,053	6,513,246
Litigation settlements and related expenses	—	942,311	—	1,151,276
Strategic review and transaction related expenses	6,145	435,844	6,145	435,844
Depreciation and amortization	52,350	7,889	103,451	16,776
Operating income (loss)	$46,076	$(2,970,478)	$(1,348,589)	$(4,742,828)

Other Income (Expense)
Change in fair value of warrant liability	—	430	—	543
Interest and investment income	347,968	618,316	676,816	1,293,473
Gain on sale of investment	—	—	—	48,612
Interest expense	(53,689)	(193,306)	(106,367)	(392,269)
Gain on debt redemption	—	—	—	137,356
Net income (loss) before income taxes	340,355	(2,545,038)	(778,140)	(3,655,113)
Income tax expense	(115,562)	(8,221)	(122,929)	(110,761)
Net income (loss), net of tax	$224,793	$(2,553,259)	$(901,069)	$(3,765,874)

Comparison of three months ended June 30, 2025 and 2024

Revenues

Revenues for the for the three months ended June 30, 2025, were $7,476,140, which represented an increase of $2,699,039 compared to revenues of $4,777,101 for the three months ended June 30, 2024. The increase is primarily due to the impact of the acquisition of Kyber and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025, was $3,228,169, which represented an increase of $1,421,251 compared to cost of revenues of $1,806,918 for the three months ended June 30, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 57% for the three months ended June 30, 2025, compared to 62% for the same period in 2024.

Research and Development

Research and development expenses for the three months ended June 30, 2025, were $675,731, which represented an increase of $368,530 compared to research and development expenses of $307,201 for the three months ended June 30, 2024. The increase is primarily due to the impact of the Kyber acquisition.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025, were $1,495,710, which represented an increase of $478,051 compared to sales and marketing expenses of $1,017,659 for the three months ended June 30, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025, were $1,971,959, which represented a decrease of $1,257,798 compared to general and administrative expenses of $3,229,757 for the three months ended June 30, 2024. The decrease is primarily due to lower stock compensation expense and decreased credit loss expense.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the three months ended June 30, 2025, were $0, which represented a decrease of $942,311 compared to litigation settlements and related expenses of $942,311 for the three months ended June 30, 2024. The decrease is primarily due to a result from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

Strategic review and acquisition related expenses

Strategic review and acquisition related expenses are primarily related to a professional fees incurred for strategic review of the Company’s operations and acquisition of Kyber.

Interest and Investment Income

Interest and investment income for the three months ended June 30, 2025, were $347,968, which represented a decrease of $270,348 compared to interest and investment income of $618,316 for the three months ended June 30, 2024. The decrease is primarily due to lower investment in treasury bills.

Interest Expense

Interest expense for the three months ended June 30, 2025, were $53,689, which represented a decrease of $139,617 compared to interest expense of $193,306 for the three months ended June 30, 2024. The decrease is due to the impact of the redemption of the Company’s convertible notes in 2024.

Comparison of six months ended June 30, 2025 and 2024

Revenues

Revenues for the six months ended June 30, 2025, were $14,532,256, which represented an increase of $4,877,777 compared to revenues of $9,654,479 for the six months ended June 30, 2024. The increase is primarily due to the impact of the acquisition of Kyber and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025, was $6,359,791, which represented an increase of $2,849,516 compared to cost of revenues of $3,510,275 for the six months ended June 30, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 56% for the six months ended June 30, 2025, compared to 64% for the same period in 2024.

Research and Development

Research and development expenses for the six months ended June 30, 2025, were $1,281,968, which represented an increase of $584,878 compared to research and development expenses of $697,090 for the six months ended June 30, 2024. The increase is primarily due to the impact of the Kyber acquisition.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2025, were $2,878,437, which represented an increase of $805,637 compared to sales and marketing expenses of $2,072,800 for the six months ended June 30, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the six months ended June 30, 2025, were $5,251,053, which represented a decrease of $1,262,193 compared to general and administrative expenses of $6,513,246 for the six months ended June 30, 2024. The decrease is primarily due to lower stock compensation and credit loss expense.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the six months ended June 30, 2025, were $0, which represented a decrease of $1,151,276 compared to litigation settlements and related expenses of $1,151,276 for the six months ended June 30, 2024. The decrease is primarily due to a result from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

Strategic review and acquisition related expenses

Strategic review and acquisition related expenses are primarily related to a professional fees incurred for strategic review of the Company’s operations and acquisition of Kyber.

Interest and Investment Income

Interest and investment income six months ended June 30, 2025 were $676,816, which represented a decrease of $616,657 compared to interest and investment income of $1,293,473 six months ended June 30, 2024. The decrease is primarily due to lower investment in treasury bills.

Interest Expense

Interest expense six months ended June 30, 2025 were $106,367, which represented a decrease of $285,902 compared to interest expense of $392,269 six months ended June 30, 2024. The decrease is due to the impact of the redemption of the Company’s convertible notes in 2024.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q the Company has provided a non-GAAP measure, which is defined as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net income or loss calculated in accordance with U.S. GAAP (referred to below as “net income (loss))”.

Adjusted EBITDA is used by management as an additional measure of the Company’s performance for purposes of business decision-making, including developing budgets, managing expenditures and evaluating potential acquisitions or divestitures. Period-to-period comparisons of Adjusted EBITDA help management identify additional trends in the Company’s financial results that may not be shown solely by period-to-period comparisons of net income (loss). In addition, management may use Adjusted EBITDA in the incentive compensation programs applicable to some employees in order to evaluate the Company’s performance. Management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items, particularly those items that are recurring in nature. In order to compensate for those limitations, management also reviews the specific items that are excluded from Adjusted EBITDA, but included in net income (loss), as well as trends in those items contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management believes that the presentation of Adjusted EBITDA is useful to investors in their analysis of the Company’s results for reasons similar to those believed by management. Additionally, Adjusted EBITDA helps facilitate investor understanding of decisions made by management in light of the performance metrics used in making those decisions. As more fully described below, management believes that providing Adjusted EBITDA, together with a reconciliation of net income (loss) to Adjusted EBITDA, helps investors make comparisons between the Company and other companies that may have different capital structures, different effective income tax rates and tax attributes, different capitalized asset values and/or different forms of employee compensation. However, Adjusted EBITDA is not intended as a substitute for comparisons based on net income (loss). In making any comparisons to other companies, investors should be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding U.S. GAAP measures provided by each company under applicable SEC rules.

The following is an explanation of the items excluded from Adjusted EBITDA but included in net income (loss):

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

•
Contract termination impacts. Management excludes certain expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to the impact of an adjustment related to the cancellation of an inbound information contract. On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the supplier’s upstream licensor. As a result, the Company recorded an adjustment of $542,389, to reduce cost of revenues, during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an adjustment of $175,000 included in cost of revenues during the three months ended June 30, 2025, representing previously recorded charges under the contract that will not be paid.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$7,476,140	$4,777,101	$14,532,256	$9,654,479

Net income (loss)	224,793	(2,553,259)	(901,069)	(3,765,874)

Depreciation and amortization	52,350	7,889	103,451	16,776
Stock based compensation expense	661,502	1,662,636	1,954,288	3,321,551
Change in fair value of warrant liability	—	(430)	—	(543)
Interest and investment income	(347,968)	(618,316)	(676,816)	(1,293,473)
Interest expense	53,689	193,306	106,367	392,269
Gain on sale of investment	—	—	—	(48,612)
Gain on debt redemption	—	—	—	(137,356)
Litigation related expenses	—	942,311	—	1,151,276
Strategic review and transaction related expenses	6,145	435,844	6,145	435,844
Contract termination impacts	(175,000)	—	(175,000)	—
Income tax expense	115,562	8,221	122,929	110,761
Adjusted EBITDA	$591,073	$78,202	$540,295	$182,619

Comparison of the Three Months Ended June 30, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2025, was $591,073 compared to $78,202 three months ended June 30, 2024, an increase of $512,871. The increase is primarily due to higher revenues, partially offset by the increased cost of revenues and other operating expenses discussed above.

Comparison of the Six Months Ended June 30, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2025, was $540,295 compared to $182,619 for the six months ended June 30, 2024, an increase of $357,676. The increase is primarily due to higher revenues, partially offset by the increased cost of revenues and other operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2024, the Company redeemed $18,881,466 in outstanding principal and interest on its Notes. As of June 30, 2025, the Company’s balance of cash and marketable securities aggregated $35,649,025 and outstanding principal and accrued interest on the Notes, due September 1, 2025, aggregated $6,804,016. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$103,649	$(2,231,180)
Net cash provided by (used in) investing activities	840,081	(762,026)
Net cash used in financing activities	(164,574)	(1,050,662)
Net change in cash and cash equivalents	$779,156	$(4,043,868)

Net Cash Provided by (Used In) Operating Activities

Net cash provided by operating activities of $103,649 increased by $2,334,829 for the six months ended June 30, 2025 compared to cash used in operating activities of $2,231,180 six months ended June 30, 2024. This primarily is the result of the increased Adjusted EBITDA, decreased litigation settlements and related expenses, decreased strategic review and transaction related expenses discussed above, and changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Provided by (Used In) By Investing Activities

Net cash provided by investing activities of $840,081 increased by $1,602,107 for the six months ended June 30, 2025 compared to cash used in investing activities of $762,026 six months ended June 30, 2024. This is primarily the result of changes in net additions to marketable securities, partially offset by cash received from the sale of a discontinued operation during 2024.

Net Cash Used In Financing Activities

Net cash used in financing activities of $164,574 six months ended June 30, 2025 decreased by $886,088 compared to cash used in financing activities of $1,050,662 six months ended June 30, 2024. The decrease was primarily due to changes in tax payments for vested restricted stock units and redemptions of certain of the Notes.

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

On an on-going basis, the Company evaluates its estimates, including those related to revenues, stock-based compensation, income taxes and business combinations.

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

In July 2025, the FASB issued Accounting Standards Update No 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company is not required to, among other things, (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply until the last day of the fiscal year of the fifth anniversary of the business combination with Helix (December 31, 2026) or until the Company no longer meets the requirements for being an “emerging growth company,” whichever occurs first.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

This item is not required.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (who is also the Company’s principal executive officer) and its chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2025, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in its internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company’s chief executive officer and chief financial officer therefore concluded that the Company’s disclosure controls and procedures as of the fiscal quarter ended June 30, 2025 remain ineffective to the extent of the material weaknesses identified.

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

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5.
Other Information

Trading Arrangements of Directors and Executive Officers

During the three and six months ended June 30, 2025 and 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

*
Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)