Form 10-Q
period 2025-09-30
Forian Inc.
filed 2025-11-14
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 31,072,252 shares outstanding of the registrant’s common stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

Item 1.
Financial Statements and Supplementary Unaudited Data

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,660,622	$4,590,661
Marketable securities	23,564,416	30,492,088
Accounts receivable, net	5,425,188	3,971,702
Contract assets, net	2,744,722	2,586,712
Prepaid expenses	1,416,542	1,111,234
Other current assets	1,555,879	1,707,694
Total current assets	39,367,369	44,460,091

Property and equipment, net	33,466	46,652
Intangible assets, net	1,049,644	1,192,044
Right of use assets, net	18,097	35,560
Deposits and other assets	785,759	1,435,496
Total assets	$41,254,335	$47,169,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,114,339	$982,665
Accrued expenses and other current liabilities	3,996,995	4,413,267
Short-term operating lease liabilities	18,097	23,423
Deferred revenues	4,044,273	4,487,686
Convertible notes payable, net of debt issuance costs (Note 11) ($0 and $6,000,000 in principal as of September 30, 2025 and December 31, 2024 was held by a related party. Refer to Note 14)	—	6,697,649
Total current liabilities	10,173,704	16,604,690

Long-term liabilities:
Other long-term liabilities	—	512,137
Total long-term liabilities	—	512,137
Total liabilities	10,173,704	17,116,827
Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 30,996,512 issued and outstanding as of September 30, 2025 and 31,010,788 issued and outstanding as of December 31, 2024	30,997	31,011
Additional paid-in capital	82,017,033	79,937,115
Accumulated deficit	(50,967,399)	(49,915,110)
Total stockholders' equity	31,080,631	30,053,016
Total liabilities and stockholders' equity	$41,254,335	$47,169,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,762,183	$4,686,312	$22,294,439	$14,340,791

Costs and Expenses:
Cost of revenues	3,753,561	1,402,920	10,113,352	4,913,195
Research and development	676,172	291,962	1,958,140	989,052
Sales and marketing	1,461,348	956,983	4,339,785	3,029,783
General and administrative	2,118,273	2,858,184	7,369,326	9,371,430
Litigation settlements and related expenses	—	1,394	—	1,152,670
Depreciation and amortization	52,135	6,629	155,586	23,405
Strategic review and transaction related expenses	170,579	(35,931)	176,724	399,913
Total costs and expenses	8,232,068	5,482,141	24,112,913	19,879,448

Operating Loss	(469,885)	(795,829)	(1,818,474)	(5,538,657)

Other Income (Expense):
Change in fair value of warrant liability	—	20	—	563
Interest and investment income	336,002	658,339	1,012,818	1,951,812
Gain on sale of investment	—	32,082	—	80,694
Interest expense	(35,984)	(195,415)	(142,351)	(587,684)
Gain on debt redemption	—	—	—	137,356
Total other income, net	300,018	495,026	870,467	1,582,741

Net loss before income taxes	(169,867)	(300,803)	(948,007)	(3,955,916)
Income tax benefit (expense)	18,647	95,896	(104,282)	(14,865)
Net loss	$(151,220)	$(204,907)	$(1,052,289)	$(3,970,781)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.03)	$(0.13)
Weighted-average shares outstanding - basic and diluted	31,082,725	31,098,180	31,136,376	31,064,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2025	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	190,584	191	(172,486)	—	(172,295)
Issuance of Forian common stock upon exercise of stock options	—	—	940	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,292,786	—	1,292,786
Net loss	—	—	—	—	—	(1,125,862)	(1,125,862)
Balance at March 31, 2025	—	—	31,202,312	31,203	81,057,414	(51,040,972)	30,047,645
Repurchase and retirement of common stock, inclusive of excise taxes	—	—	—	—	7,721	—	7,721
Stock-based compensation expense	—	—	—	—	661,502	—	661,502
Net income	—	—	—	—	—	224,793	224,793
Balance at June 30, 2025	—	—	31,202,312	31,203	81,726,637	(50,816,179)	30,941,661
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	6,700	7	(6,968)	—	(6,961)
Repurchase and retirement of common stock, inclusive of excise taxes	—	—	(212,500)	(213)	(420,452)	—	(420,665)
Stock-based compensation expense	—	—	—	—	717,816	—	717,816
Net loss	—	—	—	—	—	(151,220)	(151,220)
Balance at September 30, 2025	—	$—	30,996,512	$30,997	$82,017,033	$(50,967,399)	$31,080,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value @ $0.001 per share	Shares	Par Value @ $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2024 (as restated)	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	170,260	170	(81,533)	—	(81,363)
Issuance of Forian common stock upon exercise of stock options	—	—	2,462	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	1,658,915	—	1,658,915
Net loss	—	—	—	—	—	(1,212,615)	(1,212,615)
Balance at March 31, 2024	—	—	31,093,172	31,093	75,411,679	(47,356,655)	28,086,117
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	17,127	17	(19,316)	—	(19,299)
Issuance of Forian common stock upon exercise of stock options	—	—	(112)	—	—	—
Stock-based compensation expense	—	—	—	—	1,662,636	—	1,662,636
Net loss	—	—	—	—	—	(2,553,259)	(2,553,259)
Balance at June 30, 2024	—	—	31,110,187	31,110	77,054,999	(49,909,914)	27,176,195
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	12,508	13	(12,988)	—	(12,975)
Repurchase and retirement of common stock, inclusive of excise taxes	—	—	(30,000)	(30)	(74,370)	—	(74,400)
Stock-based compensation expense	—	—	—	—	1,552,042	—	1,552,042
Net loss	—	—	—	—	—	(204,907)	(204,907)
Balance at September 30, 2024	—	$—	31,092,695	$31,093	$78,519,683	$(50,114,821)	$28,435,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,289)	$(3,970,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,586	23,405
Amortization on right of use asset	17,463	16,296
Amortization of debt issuance costs	3,555	3,999
Amortization of discount - proceeds from sale of discontinued operations	—	(20,712)
Interest accrued on convertible notes	138,796	583,685
Accretion of discounts on marketable securities	(910,506)	(1,876,074)
Gain on sale of investment	—	(80,694)
Gain on debt redemption	—	(137,356)
Provision for credit losses	—	225,000
Stock-based compensation expense	2,672,104	4,873,593
Change in fair value of warrant liability	—	(563)
Change in operating assets and liabilities:
Accounts receivable	(1,453,486)	(1,198,651)
Contract assets	(158,010)	251,681
Prepaid expenses	(305,308)	379,453
Lease liabilities	(17,463)	(27,505)
Deposits and other assets	801,552	1,098,673
Accounts payable	1,131,674	682,239
Accrued expenses	(416,272)	(1,634,149)
Deferred revenues	(443,413)	(169,832)
Other liabilities	(500,000)	(488,791)
Net cash used in operating activities	(336,017)	(1,467,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(73,977,822)	(133,894,613)
Sale and maturity of marketable securities	81,816,000	131,417,076
Proceeds from sale of investment	—	80,694
Net cash from sale of discontinued operations	—	1,666,666
Net cash provided by (used in) investing activities	7,838,178	(730,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(179,256)	(113,637)
Repurchase of common stock	(412,944)	(74,400)
Cash used to redeem convertible notes	(6,840,000)	(950,000)
Net cash used in financing activities	(7,432,200)	(1,138,037)

Net change in cash and cash equivalents	69,961	(3,335,298)

Cash and cash equivalents, beginning of period	4,590,661	6,042,986

Cash and cash equivalents, end of period	$4,660,622	$2,707,688

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$182,678	$(1,346,108)

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

Note 2
BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2025. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025.

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

Cash and Cash Equivalents and Credit Risk

The Company considers all cash accounts and highly liquid investments with a maturity of less than ninety days, when purchased, as cash and cash equivalents.

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

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $225,000 at September 30, 2025 and $225,000 at December 31, 2024. The allowance for credit losses for contract assets was $279,167 at September 30, 2025 and $225,000 at December 31, 2024.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”). As of February, 2024 the note has been fully paid. The Company recognized $0 and $0 and $0 and $20,712 of amortization of the $410,000 original discount recorded on the note interest as investment income for the three and nine months ended September 30, 2025 and 2024, respectively.

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

The Company derives revenue primarily from fees for the Company’s information products. Information products contracts are generally for a period of one month to five years. Customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of a bundle of inputs including historical information as it exists at the time of delivery or information that will be updated over a period of time as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation. In cases where the Company is not obligated to update information over the access period and control over the use of the products passes to the customer when delivered, revenue is recognized at the point in time the information products are made available to the customer. In cases where information updates are provided over the contract term, they are considered highly interrelated with the information product delivered upon contract inception and revenue is recognized ratably over the life of the contract. Customers are generally invoiced according to monthly, quarterly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset.

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, which can either increase or decrease the transaction price, including sales of products by customers derived from data analytics products the Company provides and the volume of data made available to the customer within the data products. Variable consideration based on sales of products by customers is recognized in the period of sales, subject to minimum amounts specified in contracts. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company and reevaluated each reporting period. The effect of revisions in recognized estimated variable consideration in excess of minimums are recorded beginning in the period in which the estimates are revised. Actual results could differ from periodic estimates.

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

Contract assets and deferred revenues consist of the following as of September 30, 2025 and December 31, 2024:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2024	$107,332	$2,543,477	$2,650,809	$2,225,009
Beginning deferred revenue balance recognized during the period	—	—	—	(1,975,009)
Net change due to acquisition	—	—	—	2,059,560
Net change due to timing of billings, payments and recognition	(44,882)	(19,215)	(64,097)	2,178,126
Balance at December 31, 2024	62,450	2,524,262	2,586,712	4,487,686
Beginning deferred revenue balance recognized during the period	—	—	—	(4,230,014)
Net change due to timing of billings, payments and recognition	82,925	75,085	158,010	3,786,601
Balance at September 30, 2025	$145,375	$2,599,347	$2,744,722	$4,044,273

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	September 30, 2025	December 31, 2024
Estimated next twelve months	$19,887,065	$20,550,004
Thereafter	10,327,925	13,397,200
Total	$30,214,990	$33,947,204

The Company’s disaggregated revenue categories for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized over time	$7,500,683	$4,422,812	$21,730,439	$13,158,291
Revenue recognized at a point in time	261,500	263,500	564,000	1,182,500
Total	$7,762,183	$4,686,312	$22,294,439	$14,340,791

Segment Information

FASB ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, other expense, net and the provision for (benefit from) income taxes and infrequent items such as gain on redemption of debt, gain on sale of investment and gain on bargain purchase, which are reflected in the condensed consolidated statements of operations.

Sales for the three months ended September 30, 2025, by country as a percentage of total sales were: United States (95%) and Great Britain/others (5%) compared to sales for the three months ended September 30, 2024, by country as a percentage of total sales which were: United States (91%) and Australia (9%).

Sales for the nine months ended September 30, 2025, by country as a percentage of total sales were: United States (94%) and Great Britain/others (6%) compared to sales for the nine months ended September 30, 2024, by country as a percentage of total sales which were: United States (90%), Australia (8%) and Canada (2%).

The Company’s long-lived assets consist primarily of intangible assets, deposits and other assets. As of September 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were in the U.S.

The Company’s operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the three and nine months ended September 30, 2025, the Company had one customer representing 11.0% and 11.5% of revenue, respectively. At September 30, 2025, the Company had three customers representing 17.9%, 10.7%, and 10.1% of accounts receivable.

During the three and nine months ended September 30, 2024, the Company had two customers representing 17.0% and 11.8% and 16.7% and 12.4% of revenue. At September 30, 2024, the Company had three customers representing 22.4%, 13.1%, and 13.0% of accounts receivable.

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

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendor’s announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for either the three or nine months ended September 30, 2025.

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

Vendor Concentration

During the three months ended September 30, 2025, the Company had two vendors, representing 19.1% and 11.4% of purchases and expenses and during the nine months ended September 30, 2025, the Company had two vendors representing 20.2% and 11.5% of purchases and expenses.

During the three months ended September 30, 2024, the Company had two vendors, representing 16.2% and 10.7% of purchases and expenses and during the nine months ended September 30, 2024, the Company had four vendors representing 24.4%, 13.7%, 12.6%, and 10.8% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three and nine months ended September 30, 2025 and 2024.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $1,448 and $22,767 and $16,073 and $76,579 for the three and nine months ended September 30, 2025 and 2024, respectively.

Net Loss per Share

The calculation of net loss per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Shares issuable under convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. As the Company has incurred net losses from operations for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the diluted loss per share is the same as basic loss per share for the periods presented.

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 2,400,000 shares and on June 11, 2025, the Company's stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 4,000,000 shares to a total of 10,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of the Company’s common stock. The fair value is then expensed over the requisite service periods of the awards which is generally the service period and the related amount is recognized in the condensed consolidated statements of operations. The impact of forfeitures are recognized in the period incurred.

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

For the three and nine months ended September 30, 2025, the Company recognized a net income tax benefit of $18,647 and net income tax expense of $104,282. For the three and nine months ended September 30, 2024, the Company recognized a net income tax benefit of $95,896 and net income tax expense of $14,865. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of September 30, 2025, the Company is not currently under any examination in any tax jurisdiction.

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

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property and the return to immediate expensing of domestic research and experimental expenditures (“R&E”). With respect to the immediate expensing of domestic R&E, the Company expects to file a method of accounting change for the capitalized domestic 174 R&E expenditures as of January 1, 2025 with a 481(a) adjustment in the 2025 taxable year. The Company recorded a credit to income taxes related to the accounting change during the period ended September 30, 2025. The change in accounting method did not materially impact the Company’s deferred tax assets or income tax expense due to the existing valuation allowance.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses consist of incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with litigation, which pertains to entities acquired in the Helix merger (see “Note 16 – Commitments and Contingencies”).

Strategic Review and Transaction Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer to take the Company private in 2025 and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

Stock Repurchase

On July 18, 2025, the Company purchased and retired 90,000 shares of its common stock in a private transaction for $176,400 at a purchase price of $1.96 per share.

On August 25, 2025, the Company purchased and retired 122,500 shares of its common stock in a private transaction for $240,100 at a purchase price of $1.96 per share.

On July 29, 2024, the Company purchased and retired 30,000 shares of its common stock in a private transaction for $74,400.

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

The Company obtained control of Kyber for no consideration other than the assumption of certain normal course working capital liabilities. The Company recorded a gain on bargain purchase upon completion of the transaction. The bargain purchase was a result of the Sellers’ plan to wind down and terminate Kyber’s operations if a sale was not completed by October 31, 2024, due to a previous change in ownership.

During the measurement period of up to one year from the Kyber Acquisition Date, the Company may record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, no such adjustments were recorded.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the Kyber Acquisition Date:

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

The Company incurred acquisition-related costs of $0, $6,145, $0, and $0 during the three and nine months ended September 30, 2025 and 2024, respectively, for legal and auditing fees which were expensed as incurred and included in strategic review and transaction related expenses in the Consolidated Statements of Operations.

The results of operations of Kyber since the Kyber Acquisition Date have been included in the Company’s condensed consolidated financial statements. Kyber contributed revenues of $1,999,292 and $5,552,205 for the three and nine months ended September 30, 2025 which was included in the Company’s consolidated statements of operations.

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$5,969,736	$17,769,761
Net loss	$(2,526,025)	$(9,176,108)
Basic and diluted net loss per share – on a pro forma basis	$(0.13)	$(0.30)

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

As of September 30, 2025 and December 31, 2024, marketable securities consisted of the following:

	September 30, 2025	December 31, 2024
United States Treasury Bills
Amortized Cost	$23,554,354	$30,476,729
Fair Market Value	$23,564,416	$30,492,088

Note 6
PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of September 30, 2025 and December 31, 2024, the Company’s balance sheet reflected prepaid expenses of $1,416,542 and $1,111,234, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of September 30, 2025, are income taxes receivable of $377,522 and deferred license costs of $986,531, and commission advances receivable employees of $87,400.

Included in other current assets as of December 31, 2024, are income taxes receivable of $199,131, deferred license costs of $825,563 and amounts receivable from an insurance company related to settled litigation of employees of $485,000.

Note 7
PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment were comprised of the following:

	September 30, 2025	December 31, 2024
Personal computing equipment	$48,143	$94,521
Office equipment and capitalized software	73,260	73,260
Total	121,403	167,781
Less: Accumulated depreciation	(87,937)	(121,129)
Property and equipment, net	$33,466	$46,652

Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was $4,038 and $13,186 and $6,629 and $23,405, respectively.

Note 8
INTANGIBLE ASSETS

As of September 30, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at September 30, 2025	Accumulated Amortization	Net Book Value at September 30, 2025
Customer relationships	6	$1,011,000	$154,458	$856,542
Tradenames and trademarks	9	215,000	21,898	193,102
		$1,226,000	$176,356	$1,049,644

As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Book Value at December 31, 2024
Customer relationships	6	$1,011,000	$27,984	$983,016
Tradenames and trademarks	9	215,000	5,972	209,028
		$1,226,000	$33,956	$1,192,044

Amortization expense for the three and nine months ended September 30, 2025 and 2024 was $48,097 and $142,400 and $0 and $0, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2025 (Remaining)	$48,097
2026	192,389
2027	192,389
2028	192,389
2029	192,389
Thereafter	231,991
Total	$1,049,644

The weighted average remaining amortization period for the Company’s intangible assets as of September 30, 2025 and December 31, 2024 was 5.64 and 6.36 years.

Note 9
DEPOSITS AND OTHER ASSETS

As of September 30, 2025 and December 31, 2024, deposits and other assets included $619,874 and $1,357,482 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Note 10
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2025 and December 31, 2024, accrued expenses were comprised of the following:

	September 30, 2025	December 31, 2024
Employee compensation	$1,870,417	$1,570,205
Information Contracts (see "Note 3 - Vendors and Licensors")	923,356	1,296,315
Other accrued expenses	1,203,222	1,546,747
Total	$3,996,995	$4,413,267

Note 11
CONVERTIBLE NOTES

	September 30, 2025	December 31, 2024
Principal outstanding	$—	$6,000,000
Add: accrued interest	—	701,204
Less: unamortized debt issuance costs	—	(3,555)
Convertible note payable, net of debt issuance costs	$—	$6,697,649

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes matured on the fourth-year anniversary of the date of issuance, which time was also the termination date of any Warrants, if issued. The conversion price of the Notes and the exercise price of the Warrants was $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes had the ability, at any time, converted all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company had the ability to redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company had the ability to redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes was payable upon maturity or earlier redemption unless the Notes were converted prior to such time. In the event the holders of the Notes converted all or a portion of the Notes, the related accrued interest was converted at the conversion price. Interest expense related to the Notes was $35,095 and $138,796 and $194,082 and $583,685 for the three and nine months ended September 30, 2025 and 2024, respectively.

The Company evaluated the embedded features in accordance with ASC 815-15-25 and determined embedded features were all clearly and closely related to the debt host instrument and therefore were not required to be bifurcated and separately measured at fair value. The Warrants were not issued in connection with the Notes and issuance of the Warrants was contingent upon conversion of the Notes at the option of the Holder, therefore no portion of the proceeds were allocated to the Warrants.

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and were amortized over the term of the Notes. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $889 and $3,555 and $1,333 and $3,999 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the condensed consolidated statements of operations.

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

Upon maturity of the Notes on September 1, 2025, the Company repaid all outstanding principal and accrued interest on the Notes for an aggregate amount of $6,840,000.

Note 12
STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	744,985	$2.05
Issued	1,176,000	2.22
Vested	(268,737)	4.78
Canceled	(5,000)	9.47
Unvested at December 31, 2024	1,647,248	3.03
Issued	820,000	1.96
Vested	(273,750)	4.72
Canceled	(567,250)	2.33
Unvested at September 30, 2025	1,626,248	$2.30

The 1,626,248 of unvested awards at September 30, 2025 consisted of restricted stock units.

Stock Options

The fair value of the stock options was estimated at Level 3 in the fair value hierarchy using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the nine months ended September 30, 2025 and 2024, are as follows:

For the Nine Months Ended September 30,
	2025	2024
Exercise Price	$1.90 to $2.06	$2.60 to $3.69
Fair value of Company common stock	$1.90 to $2.06	$2.60 to $3.69
Dividend yield	0%	0%
Expected volatility	71% to 75%	77% to 79%
Risk Free interest rate	3.90% to 4.20%	3.80% to 4.20%
Expected life (years) remaining	6.10 to 6.25	6.10 to 6.25

The following summarizes option activity under the Company’s stock plan for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,840,544	$7.12
Granted	483,500	$2.79
Exercised	(14,375)	$2.98
Forfeited and expired	(357,873)	$7.49
Outstanding at December 31, 2024	3,951,796	$6.47
Granted	176,000	$2.04
Exercised	(7,837)	$2.20
Forfeited and expired	(1,789,919)	$7.15
Outstanding at September 30, 2025	2,330,040	$5.62
Vested options at September 30, 2025	1,511,972	$7.03

The weighted average exercise price and remaining contractual life of options outstanding as of September 30, 2025 was $5.62 and 7.08 years, respectively. The total aggregate intrinsic value of the options outstanding as of September 30, 2025 was approximately $36,480.

The weighted average exercise price and remaining contractual life of exercisable options as of September 30, 2025 was $7.03 and 6.53 years, respectively. The total aggregate intrinsic value of the exercisable options as of September 30, 2025 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $1.41 and $2.00 for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $4,632,726, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. Stock compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Services	$27,126	$38,254	$109,272	$114,424
Research and development	29,040	26,517	90,833	79,512
Sales and marketing	95,061	66,828	266,954	203,272
General and administrative	566,589	1,420,443	2,205,045	4,476,385
Total	717,816	$1,552,042	2,672,104	$4,873,593

Total intrinsic value of options exercised during the three and nine months ended September 30, 2025 was $0 and $2,351. The total fair value of restricted shares vested during the three and nine months ended September 30, 2025 was $21,100 and $663,300.

Total intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $0 and $8,375. The total fair value of restricted shares vested during the three and nine months ended September 30, 2024 was $38,381 and $765,045.

Note 13
NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$(151,220)	$(204,907)	$(1,052,289)	$(3,970,781)

Net loss per share:
Basic	$(0.00)	$(0.01)	$(0.03)	$(0.13)
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.13)

Weighted average shares outstanding:
Basic	31,082,725	31,098,180	31,136,376	31,064,418
Diluted	31,082,725	31,098,180	31,136,376	31,064,418

The following table sets forth all outstanding potentially dilutive securities at the end of the reporting period which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is income (loss) from operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Potentially dilutive securities:
Warrants	—	6,875	—	6,875
Stock options	2,330,040	4,000,043	2,330,040	4,000,043
Convertible notes	—	2,401,953	—	2,401,953
Unvested restricted stock awards and units	1,626,248	848,498	1,626,248	848,498
Total	3,956,288	7,257,369	3,956,288	7,257,369

Note 14
RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three and nine months ended September 30, 2025 and 2024 of $0 and $24,375 and $0 and $60,025, respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who held $6,000,000 of the Notes until his death on April 11, 2024, which notes were held by the spouse of the deceased director. See “Note 11 - Convertible Notes” for additional information. On September 1, 2025, the Notes reached their maturity date and the Company paid $6,840,000 of principal and accrued interest due upon maturity.

On September 4, 2024, the Company entered into a customer agreement with an entity controlled by one of its directors providing for products and services over a three-year period for variable consideration with aggregate minimum billings of $1,200,000 and noncash consideration of $133,914. Revenues include $59,224 and $277,079 for the three and nine months ended September 30, 2025 and $15,126 for the three and nine months ended September 30, 2024 resulting from the agreement.

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

The Company is also obligated under a short-term lease related to offices in Pennsylvania. This short-term lease is currently leased on a month-to-month basis. A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that the Company would expect to exercise. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability for this short-term lease.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

Supplemental cash flow information and non-cash activity related to leases are as follows:

	For the Nine Months Ended September 30,
	2025	2024
Cash used in operating leases	$18,459	$17,115
ROU assets obtained in exchange for new lease obligations	$—	$46,876

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	September 30, 2025	December 31, 2024
Right of use assets, net	$18,097	$35,560

Short-term operating lease liabilities	$18,097	$23,423
Long-term operating lease liabilities	—	12,137
Total lease liabilities	$18,097	$35,560
Weighted average remaining lease term (in years)	0.75	1.75
Weighted average discount rate	4.8%	4.8%

Long-term operating lease liabilities are included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

The components of lease expense were as follows for each of the periods presented, which are included in general and administrative expenses in the condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$6,153	$6,153	$18,459	$17,115
Short-term lease expense	5,990	8,148	17,789	23,146
Total operating lease costs	$12,143	$14,301	$36,248	$40,261

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2025, were as follows:

September 30, 2025
2025 (remaining)	6,153
2026	12,306
Total future minimum lease payments	18,459
Less imputed interest	(362)
Total	$18,097

Note 16
COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length. The following table shows the remaining payment obligations under these agreements as of September 30, 2025:

September 30, 2025
Year ending December 31, 2025	1,321,875
Year ending December 31, 2026	6,085,625
Year ending December 31, 2027	3,661,375
Thereafter	1,460,875
$12,529,750

Commitments and contingencies includes $923,356 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

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

On November 2, 2025, the Board approved the grant of (i) nonqualified stock options to certain employees to purchase an aggregate of 12,000 shares of common stock of the Company at an exercise price of $2.24 per share, which amount represents the closing price of the Company’s common stock on October 31, 2025, and (ii) an aggregate of 230,000 restricted stock units to certain employees.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as performance obligations under customer contracts are satisfied. Sales for the three months ended September 30, 2025, by country as a percentage of total sales were: United States (95%) and Great Britain/others, (5%) compared to sales for the three months ended September 30, 2024, by country as a percentage of total sales which were: United States, (91%); and Australia, (9%).

Sales for the nine months ended September 30, 2025 by country as a percentage of total sales were: United States (94%) and Great Britain/others, (6%), compared to sales for the nine months ended September 30, 2024 by country as a percentage of total sales which were United States, (90%); Canada, (2%); and Australia, (8%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor will no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendors announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendors announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three and nine months ended September 30, 2025.

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

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer to take the Company private in 2025 and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

Depreciation and Amortization Expenses

Depreciation and amortization relate to long lived assets used in the Company’s business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$7,762,183	$4,686,312	$22,294,439	$14,340,791

Costs and Expenses
Cost of revenues	3,753,561	1,402,920	10,113,352	4,913,195
Research and development	676,172	291,962	1,958,140	989,052
Sales and marketing	1,461,348	956,983	4,339,785	3,029,783
General and administrative	2,118,273	2,858,184	7,369,326	9,371,430
Litigation settlements and related expenses	—	1,394	—	1,152,670
Depreciation and amortization	52,135	6,629	155,586	23,405
Strategic review and transaction related expenses	170,579	(35,931)	176,724	399,913
Operating loss	$(469,885)	$(795,829)	$(1,818,474)	$(5,538,657)

Other Income (Expense)
Change in fair value of warrant liability	—	20	—	563
Interest and investment income	336,002	658,339	1,012,818	1,951,812
Gain on sale of investment	—	32,082	—	80,694
Interest expense	(35,984)	(195,415)	(142,351)	(587,684)
Gain on debt redemption	—	—	—	137,356
Net loss before income taxes	(169,867)	(300,803)	(948,007)	(3,955,916)
Income tax benefit (expense)	18,647	95,896	(104,282)	(14,865)
Net loss, net of tax	$(151,220)	$(204,907)	$(1,052,289)	$(3,970,781)

Comparison of three months ended September 30, 2025 and 2024

Revenues

Revenues for the for the three months ended September 30, 2025, were $7,762,183, which represented an increase of $3,075,871 compared to revenues of $4,686,312 for the three months ended September 30, 2024. The increase is primarily due to the impact of the acquisition of Kyber and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025, was $3,753,561, which represented an increase of $2,350,641 compared to cost of revenues of $1,402,920 for the three months ended September 30, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 52% for the three months ended September 30, 2025, compared to 70% for the same period in 2024.

Research and Development

Research and development expenses for the three months ended September 30, 2025, were $676,172, which represented an increase of $384,210 compared to research and development expenses of $291,962 for the three months ended September 30, 2024. The increase is primarily due to the impact of the Kyber acquisition.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025, were $1,461,348, which represented an increase of $504,365 compared to sales and marketing expenses of $956,983 for the three months ended September 30, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025, were $2,118,273, which represented a decrease of $739,911 compared to general and administrative expenses of $2,858,184 for the three months ended September 30, 2024. The decrease is primarily due to lower stock compensation expense.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the three months ended September 30, 2025, were $0, which represented a decrease of $1,394 compared to litigation settlements and related expenses of $1,394 for the three months ended September 30, 2024. These expenses result from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer to take the Company private in 2025 and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

Interest and Investment Income

Interest and investment income for the three months ended September 30, 2025, were $336,002, which represented a decrease of $322,337 compared to interest and investment income of $658,339 for the three months ended September 30, 2024. The decrease is primarily due to a lower marketable securities balance resulting from the use of funds to retire convertible notes.

Interest Expense

Interest expense for the three months ended September 30, 2025, were $35,984, which represented a decrease of $159,431 compared to interest expense of $195,415 for the three months ended September 30, 2024. The decrease is due to the impact of the redemption of the Company’s convertible notes.

Comparison of nine months ended September 30, 2025 and 2024

Revenues

Revenues for the nine months ended September 30, 2025, were $22,294,439, which represented an increase of $7,953,648 compared to revenues of $14,340,791 for the nine months ended September 30, 2024. The increase is primarily due to the impact of the acquisition of Kyber and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025, was $10,113,352, which represented an increase of $5,200,157 compared to cost of revenues of $4,913,195 for the nine months ended September 30, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 55% for the nine months ended September 30, 2025, compared to 66% for the same period in 2024.

Research and Development

Research and development expenses for the nine months ended September 30, 2025, were $1,958,140, which represented an increase of $969,088 compared to research and development expenses of $989,052 for the nine months ended September 30, 2024. The increase is primarily due to the impact of the Kyber acquisition.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2025, were $4,339,785, which represented an increase of $1,310,002 compared to sales and marketing expenses of $3,029,783 for the nine months ended September 30, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025, were $7,369,326, which represented a decrease of $2,002,104 compared to general and administrative expenses of $9,371,430 for the nine months ended September 30, 2024. The decrease is primarily due to lower stock compensation expense.

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the nine months ended September 30, 2025, were $0, which represented a decrease of $1,152,670 compared to litigation settlements and related expenses of $1,152,670 for the nine months ended September 30, 2024. These expenses resulted from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer to take the Company private in 2025 and professional fees incurred for strategic review of the Company’s operations and acquisition of Kyber in 2024.

Interest and Investment Income

Interest and investment income for the nine months ended September 30, 2025 were $1,012,818, which represented a decrease of $938,994 compared to interest and investment income of $1,951,812 for the nine months ended September 30, 2024. The decrease is primarily due to lower investment in marketable securities resulting from the use of funds to retire convertible notes.

Interest Expense

Interest expense nine months ended September 30, 2025 were $142,351, which represented a decrease of $445,333 compared to interest expense of $587,684 nine months ended September 30, 2024. The decrease is due to the impact of the redemption of the Company’s convertible notes.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q the Company has provided a non-GAAP measure, which is defined as financial information that has not been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The non-GAAP financial measure provided herein is earnings before interest, taxes, non-cash and other items (“Adjusted EBITDA”), which should be viewed as supplemental to, and not as an alternative for, net loss calculated in accordance with U.S. GAAP (referred to below as “net loss”.

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

•
Interest Expense. Interest expense is associated with the convertible notes entered into on September 1, 2021 in the amount of $24,000,000 (the “Notes”). The Notes matured on September 1, 2025, and had accrued interest at an annual rate of 3.5%. Management excludes interest expense from Adjusted EBITDA (i) because it is not directly attributable to the performance of business operations and, accordingly, its exclusion assists management and investors in making period-to-period comparisons of operating performance and (ii) to assist management and investors in making comparisons to companies with different capital structures.

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

•
Strategic review and acquisition related expenses. Management excludes certain professional expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to an unsolicited offer to take the Company private, a strategic review of the Company’s operations and acquisition of Kyber.

•
Contract termination impacts. Management excludes the impact of certain expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to the impact of an adjustment related to the cancellation of an inbound information contract. On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the supplier’s upstream licensor. As a result, the Company recorded an adjustment of $542,389, to reduce cost of revenues, during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an adjustment of $175,000 included in cost of revenues during the three months ended June 30, 2025 representing previously recorded charges under the contract that will not be paid.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,762,183	$4,686,312	$22,294,439	$14,340,791

Net loss	(151,220)	(204,907)	(1,052,289)	(3,970,781)

Depreciation and amortization	52,135	6,629	155,586	23,405
Stock based compensation expense	717,816	1,552,042	2,672,104	4,873,593
Change in fair value of warrant liability	—	(20)	—	(563)
Interest and investment income	(336,002)	(658,339)	(1,012,818)	(1,951,812)
Interest expense	35,984	195,415	142,351	587,684
Gain on sale of investment	—	(32,082)	—	(80,694)
Gain on debt redemption	—	—	—	(137,356)
Litigation related expenses	—	1,394	—	1,152,670
Strategic review and transaction related expenses	170,579	(35,931)	176,724	399,913
Contract termination impacts	—	(542,389)	(175,000)	(542,389)
Income tax (benefit) expense	(18,647)	(95,896)	104,282	14,865
Adjusted EBITDA	$470,645	$185,916	$1,010,940	$368,535

Comparison of the Three Months Ended September 30, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2025, was $470,645 compared to $185,916 three months ended September 30, 2024, an increase of $284,729. The increase is primarily due to higher revenues, partially offset by the increased cost of revenues and other operating expenses discussed above.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2025, was $1,010,940 compared to $368,535 for the nine months ended September 30, 2024, an increase of $642,405. The increase is primarily due to higher revenues, partially offset by the increased cost of revenues and other operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and future contingent earnout payments aggregating up to $3,600,000 in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2024 and 2025, the Company redeemed $18,881,466 and $6,840,000 in outstanding principal and interest on its Notes, respectively. As of September 30, 2025, the Company’s balance of cash and marketable securities aggregated $28,225,038 and there was no remaining outstanding principal and accrued interest on the Notes, which had a maturity date of September 1, 2025. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(336,017)	$(1,467,084)
Net cash provided by (used in) investing activities	7,838,178	(730,177)
Net cash used in financing activities	(7,432,200)	(1,138,037)
Net change in cash and cash equivalents	$69,961	$(3,335,298)

Net Cash Used In Operating Activities

Net cash used in operating activities of $336,017 decreased by $1,131,067 for the nine months ended September 30, 2025 compared to cash used in operating activities of $1,467,084 for the nine months ended September 30, 2024. The decrease is primarily the result of the increased Adjusted EBITDA, decreased litigation settlements and related expenses, decreased strategic review and transaction related expenses discussed above, and changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Provided by (Used In) By Investing Activities

Net cash provided by investing activities of $7,838,178 increased by $8,568,355 for the nine months ended September 30, 2025 compared to cash used in investing activities of $730,177 for the nine months ended September 30, 2024. The change is primarily the result of changes in purchases and sales of marketable securities, partially offset by cash received from the sale of a discontinued operation during 2024.

Net Cash Used In Financing Activities

Net cash used in financing activities of $7,432,200 nine months ended September 30, 2025 increased by $6,294,163 compared to cash used in financing activities of $1,138,037 for the nine months ended September 30, 2024. The increase was primarily due to changes in tax payments for vested restricted stock units and redemption of the Notes.

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

On an on-going basis, the Company evaluates its estimates, including those related to revenues, stock-based compensation, income taxes, business combinations and allowance for credit losses.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (who is also the Company’s principal executive officer) and its chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2025, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified material weaknesses in its internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 11, 2025. The Company’s chief executive officer and chief financial officer therefore concluded that the Company’s disclosure controls and procedures as of the fiscal quarter ended September 30, 2025 remain ineffective to the extent of the material weaknesses identified.

During 2024, we identified a material weakness in the design of our controls over payables transactions. During 2025, the Company implemented additional controls to validate the accuracy and appropriateness of payables transactions and to prevent the possibility of fraudulent or fictitious payments. As of September 30, 2025, these control activities have been appropriately designed and implemented and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

During 2024, we also identified a material weakness in the design of our controls over the application of ASC 606, particularly to contracts containing fixed minimum payments and variable revenues based on customer sales. The Company has implemented improvements in the design of its controls over the application of ASC 606 to contracts with customers during 2025. The Company believes these actions, when complete, will remediate the control weaknesses. However, the weaknesses will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, the Company intends to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time the Company may be involved in claims that arise during the ordinary course of business. For any matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, it records reserves in its condensed consolidated financial statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. Regardless of the outcome, litigation can be costly and time consuming and it can divert management’s attention from important business matters and initiatives, negatively impacting overall operations. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently have any pending litigation to which it is a party or to which its property is subject that it believes to be material, except for the below.

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

Item 5.
Other Information

   Trading Arrangements of Directors and Executive Officers

   During the three and nine months ended September 30, 2025 and 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

* Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2025.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)