Form 10-K
period 2025-12-31
Forian Inc.
filed 2026-03-27
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40146

FORIAN INC.
(Exact name of registrant as specified in its charter)

Maryland	85-3467693
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

41 University Drive, Suite 400, Newtown, PA	18940
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (267) 225-6263

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value per Share	FORA	The Nasdaq Stock Market LLC

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

As of June 30, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34 million based on the closing sale price as reported on Nasdaq. Shares of voting stock held by each executive officer and director of the registrant, together with voting stock held by affiliates of the registrant’s executive officers and directors, have been excluded from this calculation given that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2026, there were 31,208,751 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

PART I

Item 1.
Business

Overview

Forian is a leading provider of data science-driven information and analytics solutions to the life sciences, healthcare and financial services industries. We provide a unique suite of data management capabilities and proprietary enriched information and analytics solutions to optimize and measure operational, clinical and financial performance for our customers. Our subscription and services-based solutions serve the life sciences, pharmaceutical services, healthcare payer and provider, and financial services industries.

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

On January 8, 2026, at a special meeting of stockholders (the “Special Meeting”) of Forian, Inc. (the “Company”), the stockholders of the Company approved a proposal to redomicile through a statutory conversion (the “Redomiciliation”) the Company from a corporation organized under the laws of the State of Delaware (the “Delaware Corporation”) to a corporation organized under the laws of the State of Maryland (the “Maryland Corporation”) by means of a plan of conversion (the “Plan of Conversion”) and adopted the resolutions of the board of directors of the Company approving the Redomiciliation, as described in the Company’s definitive proxy statement on Schedule 14A for the Special Meeting filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2025 (the “Proxy Statement”).

Pursuant to the Plan of Conversion the Company filed (i) a certificate of conversion with the Secretary of State of the State of Delaware, (ii) articles of conversion with the Secretary of State of the State of Maryland and (iii) articles of incorporation with the Secretary of State of the State of Maryland (the “Maryland Charter”). The Company has also adopted new bylaws (the “Maryland Bylaws”) in connection with the Redomiciliation. The Redomiciliation was effective at 12:01 a.m. Eastern Time on January 9, 2026 (the “Effective Time”).

The Redomiciliation does not result in any change in the business, jobs, management, properties, location of any of the Company’s offices or facilities, number of employees, obligations, assets, liabilities or net worth (other than as a result of the costs related to the Redomiciliation). The Redomiciliation does not adversely affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Redomiciliation.

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

As the costs of healthcare delivery and research rapidly increase, entities within the healthcare ecosystem are increasingly interested in understanding the healthcare professional and patient journeys. This understanding helps them grasp the costs, value and efficacy of healthcare products and services. By comprehending these healthcare journeys through a data-first approach, entities can enhance their commercial effectiveness. They can better target and segment customers, and understand how access to products and services based on insurance coverage impacts health outcomes differently. Additionally, emerging therapeutics are increasingly becoming part of the patient journey and may offer greater pharmacoeconomic benefit and generate superior outcomes. However, adoption of alternative therapies is consistently thwarted by a lack of trusted information. Forian is uniquely positioned to overcome this challenge by leveraging different sources of linked data to provide mission critical clinical and commercial intelligence to customers across traditional healthcare and emerging therapeutic markets. Our agile structure has allowed us to build market-driven product and service offerings, as described in this Annual Report on Form 10-K, that deliver value to customers at various stages of maturity by providing proprietary data insights to drive business and product innovation.

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

Through our acquisition of Kyber, we have expanded our addressable market to include financial services, with a particular focus on hedge funds and their portfolio managers who invest in U.S. healthcare, biotechnology, and pharmaceutical companies. The hedge fund industry reached a record level of assets under management, with healthcare representing one of its most active sectors. This market is served by a growing ecosystem of dedicated healthcare and biotech funds, as well as large multi-strategy platforms that maintain significant healthcare allocations. The opportunity for Forian lies within the broader alternative data market. Despite the scale of capital deployed in the healthcare sector, portfolio managers have historically lacked access to the depth of proprietary clinical and commercial data products required to make fully informed investment decisions.

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

We have developed a Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HIPAA”), compliant repository of linked longitudinal de-identified patient health information in the United States. Our databases are updated daily, weekly or monthly and include billions of de-identified patient events dating back to 2014 and represent the majority of the U.S. population. We consistently look to acquire incremental sources to further enrich our offerings through our data factory. Our data factory processes, enhances, standardizes and integrates complex and disparate transactional data, such as medical, hospital and pharmacy claims, healthcare payer remittances, retail point of sale transactions and consumer demographics as well as social determinants of health. With deep domain knowledge, our team architected our technology platform to meet and exceed the strictest data privacy requirements in highly regulated industries, while being agile to deliver with competitive speed and flexibility. These integrated data are used to power multiple existing and in-development information products and services for customers across the healthcare, life sciences and financial services industries.

We provide information products to service providers and directly to end markets within the healthcare, life sciences and financial services industries. Our licenses to service providers allow us to quickly scale our business and penetrate market segments by leveraging our expertise in data management and our partners’ presence in an end market. We also offer both customized or productized solutions directly to healthcare and life sciences companies and to institutional investors including hedge funds, mutual funds and pension funds. A significant portion of our revenues are generated through multi-year contracts providing for the provision of an information product which is updated over time.

Our products will assist our clients to better understand the value and efficacy of healthcare products and services while providing critical business insights into our customers’ products, services, customers and the dynamics of a rapidly changing marketplace.

Our information products provide a more complete patient treatment care pathways with comprehensive overviews of therapeutic interventions. By leveraging HIPAA-compliant processes, proprietary algorithms and technology, we have created a suite of comprehensive, linked, and standardized information product offerings integrating data from siloed, disparate sources and platforms. We believe these information offerings deliver unique and innovative key insights and value to our customers. We have contracted with multiple third-party data providers to license structured and unstructured data that we believe is necessary to provide our information offerings. We provide action-ready, digestible information sets that enable our client solutions to drive clinical and commercial performance improvements without having to source, standardize, cleanse and aggregate from multiple other sources. Our information products are largely subscription based, multiyear contracts providing solutions tailored to specific client needs to power innovative solutions for the healthcare market or used internally for commercial and clinical analytics. Information products are also purchased on a one-time basis as a custom report to meet a specific analytic need. These products typically provide normalized and aggregated market measures which our clients use to make investment, product, clinical, or other commercial decisions to maximize their return on investment.

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

We continue to develop RWE and data management solutions to assist customers seeking to understand the safety, efficacy, and therapeutics of traditional and emerging therapies. Our project-based RWE solutions and analytics are designed to enable the integration of otherwise unconnected and disparate data to enable near real-time surveillance of adverse events and to study the clinical economic and social impacts of various therapeutic alternatives. These solutions will enable up to clinical-grade observational research to be conducted to evaluate the impact of existing and new therapies on patient outcomes and will support:

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

Our Competitive Strengths

We believe our key competitive strengths include:

•
Flexible and scalable approach to privacy-focused analytics software and solutions. Our solutions are purpose-built and delivered in an analytics-ready form to address the needs of stakeholders across the patient journey. We can provide client-centric deliverables that address a specific need that may be satisfied with linked healthcare data, SDoH data and other permutations of integrated offerings. The ability to offer a unified data asset due to our linkage and data factory capabilities allows for a deeper analysis with less human and processing costs, human agency, and time in procuring the disparate data sources. Our technology and processes allow quick, flexible and accurate delivery, which differentiates our offerings from larger incumbents that have longer contracting, pricing, and rigid delivery systems.

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

•
Diverse customer base. Our customer base extends across to a broad range of stakeholders within the healthcare and financial services industries carrying the mission to better understand and improve the patient journey. This diverse customer set offers us a uniquely informed point of view from each customer vantage point of how our solutions can best assist in optimizing performance. While we serve the continuum of the healthcare ecosystem as clients, we have only recently started to penetrate pharmaceuticals and, as a result of the acquisition of Kyber in October 2024, to include the financial services industry among our customer base. We believe our products are uniquely suited for large pharma service and other companies servicing the life sciences market today and will be increasingly attractive to pharmaceutical clients as our product offerings continue to evolve. Our information services team is defined by the innovative spirit of allowing the problems our healthcare customers face to shape the solutions that are best for our customers.

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

Our Technology Platform

Our data ingestion, transformation, delivery services and business intelligence platforms are managed entirely via cloud-based data centers located in the United States. We leverage third parties to provide our computing infrastructure and configure their architecture to optimize data operations. For example, we utilize Amazon Web Services for data storage and several components of our processing framework. This architecture allows us to capitalize on the physical integrity, security, reliability and scalability of Amazon Web Services while building and processing proprietary data methodologies. Our core databases are sourced primarily through second and third parties and are maintained within an architecture that complies with HIPAA and applicable state privacy laws. We standardize our solutions’ methodologies and carefully separate customer data to ensure compliance, security and performance.

We maintain a reliable business continuity plan, where data replication and disaster recovery procedures minimize internal warehousing and customer delivery impact in the event of an incident. We continuously monitor our infrastructure for unauthorized access and functional abnormalities to prevent or minimize system disruption. We maintain active System and Organization Controls Type 2 (SOC 2) across all five trust service categories (i.e., security, availability, processing integrity, confidentiality and privacy), which are reviewed by an independent third party on an annual basis.

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

Government Regulation

The products and services we offer include the license of information products that contain medical, hospital and pharmacy claims data, electronic medical records data and consumer demographic data that have been de-identified in accordance with the requirements of applicable federal and state privacy laws, including HIPAA, and therefore are largely beyond the scope of these laws. However, we may receive personal data for purposes of de-identifying such information prior to integrating the de-identified data into the environment that informs our information products. In addition, compliance with recently enacted and anticipated state privacy laws could require additional investment and management attention and may subject us to significant liabilities if we or our data suppliers do not comply appropriately with new and potentially conflicting laws and regulations. If there is a future change in these laws, we may also face limitations on our ability to use de-identified information that could harm our business.

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

As of March 27, 2026, we had 50 employees, all of whom are full time. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

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

Part of our success will depend on our ability to protect our proprietary rights in the technologies used in our products. We consider trade secrets, including confidential and unpatented technology, important to the maintenance of our competitive position. However, trade secrets and know-how are difficult to protect. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position could be materially and adversely harmed. Additionally, if we are unable to protect our proprietary rights adequately, our business could be harmed.

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

As described under “Item 9A. Controls and Procedures,” we concluded that our disclosure controls and procedures were not effective as of December 31, 2025, and that we had, as of such date, a material weakness in our internal control over financial reporting related to our failure to design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), specifically, we did not maintain effective controls relating to accounting for contracts with customers. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

We intend to remediate this material weakness. While we believe the steps we take to remediate this material weakness will improve the effectiveness of our internal control over financial reporting and will remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws may be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Federal and state laws and regulations regarding the collection, retention, security, use, disclosure and transfer of personal data (collectively, “Privacy Laws”) are changing, increasing in number and expanding in scope. Existing Privacy Laws include HIPAA, which regulates protected health information (“PHI”) created or received by or on behalf of health care providers, health plans, and other covered entities. The recently enacted Washington My Health My Data Act gives Washington consumers rights with respect to consumer health data, which is defined expansively. In recent years, several states have adopted Privacy Laws that regulate the privacy and security of personal data much more broadly than U.S. laws have in the past. Additional states have passed comprehensive Privacy Laws that will go into effect in 2026 and beyond, and several additional states are considering similar laws. It is possible that these Privacy Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Establishing and maintaining compliance with these various Privacy Laws could cause us or the third parties that license us data to incur substantial costs or require changes in business practices that are adverse to our business.

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

The privacy, security and breach notification rules promulgated under HIPAA establish a set of national privacy and security standards for the protection of PHI by health plans, health care clearinghouses and certain health care providers, referred to as “covered entities,” and the third parties with which such covered entities contract for services, referred to as “business associates,” that engage in creating, receiving, maintaining or transmitting PHI. While we generally do not consider our products and services to subject us to HIPAA, both because the patient healthcare data contained within our information products are de-identified to remove PHI before being ingested into our environments and because we do not constitute a covered entity, in certain scenarios, we may nevertheless be contractually obligated to comply with certain HIPAA obligations as a business associate of a covered entity, including the various requirements of the HIPAA de-identification rules. Additionally, if PHI is inadvertently introduced into our environments without being properly de-identified, we may be directly liable for failing to meet the obligations of a business associate under HIPAA. The U.S. Department of Health and Human Services Office for Civil Rights may impose penalties for a failure to comply with applicable requirements of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the business associate knew or should have known of the failure to comply, or whether the business associate’s failure to comply was due to willful neglect. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

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

Our directors and officers beneficially own approximately 24.9% of our outstanding common stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Forian common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our articles of incorporation contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us or our directors, officers and employees in jurisdictions preferred by stockholders.

Our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northen Division, shall be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, including, without limitation, (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of duty owed by any director, officer, employee or agent of the Corporation to the Corporation or the Corporation’s stockholders, or (iii) any action asserting a claim arising pursuant to any provision of the MGCL, or (b) any action asserting a claim governed by the internal affairs doctrine. The foregoing forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers, employees, stockholders or agents, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions, although though stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the articles of incorporation, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, we may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Item 1B.
Unresolved Staff Comments

None.

Item 1C.
Cybersecurity

We believe that a strong cybersecurity program is vital to effective cybersecurity risk management. Since our formation, we have prioritized the implementation and maintenance of comprehensive cybersecurity measures to help safeguard sensitive information and our business operations and to protect the confidentiality, integrity and availability of our information systems and the nonpublic information transmitted, processed and stored on our systems or those of third-party service providers.

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

Our Director of IT and Security provides management with information regarding our cybersecurity program and potential cybersecurity threats or incidents, which information is then provided to our Board of Directors as required. In addition, our Director of IT and Security is empowered to escalate material cybersecurity threats or incidents and strategic risk management decisions to the Board of Directors so that they can provide appropriate oversight and guidance on these critical cybersecurity issues within the context of our overall strategic objectives and business operations.

Our management team is responsible for maintaining policies and procedures in place to help identify, measure, monitor and control potentially significant business risks. In connection with these responsibilities, our management team meets regularly to assess our information technology policies and review the architecture of our information system infrastructure in the management of cybersecurity related risks to our business.

Our management works closely with their information technology and security counterparts to evaluate and address cybersecurity threats in alignment with our business objectives and operational needs. We also maintain an enterprise-wide information systems security program that applies across our workforce. Personnel are expected to assist in safeguarding our information systems and to assist in the discovery and reporting of cybersecurity incidents. This program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of nonpublic information stored on our and our third-party providers’ information systems from unauthorized access, use or other malicious acts.

Additionally, our Director of IT and Security plays an important role in the prevention, detection, mitigation, and remediation of cybersecurity incidents and in informing management and our Board of Directors on cybersecurity risks and issues. Periodic assessments include the evaluation of (a) the confidentiality of nonpublic information and the integrity and security of our information systems; (b) cybersecurity policies and procedures; (c) material cybersecurity risks; (d) the effectiveness of our cybersecurity program; and (e) any material cybersecurity incidents.

We regularly engage with a range of external experts, including cybersecurity assessors, risk management professionals and other consultants, in evaluating and testing our risk management systems given the complexity and evolving nature of cybersecurity threats. These engagements enable us to leverage specialized knowledge and insights and assist with our goal of maintaining cybersecurity strategies and processes that are informed by industry standards.

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

Holders of Record

As of March 27, 2026, there were approximately 252 holders of record of shares of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Forian Inc. (the “Company” or “Forian”) was incorporated in Delaware on October 15, 2020 as a wholly owned subsidiary of Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC) (“MOR”) for the purpose of effecting the business combination (the “Helix merger”) with Helix Technologies, Inc. (“Helix”). Forian provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure operational, clinical and financial performance for customers within the healthcare and life sciences and financial services industries.

On January 8, 2026, at a special meeting of stockholders (the “Special Meeting”) of Forian, Inc. (the “Company”), the stockholders of the Company approved a proposal to redomicile through a statutory conversion (the “Redomiciliation”) the Company from a corporation organized under the laws of the State of Delaware (the “Delaware Corporation”) to a corporation organized under the laws of the State of Maryland (the “Maryland Corporation”) by means of a plan of conversion (the “Plan of Conversion”) and adopted the resolutions of the board of directors of the Company approving the Redomiciliation, as described in the Company’s definitive proxy statement on Schedule 14A for the Special Meeting filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2025 (the “Proxy Statement”).

Pursuant to the Plan of Conversion the Company filed (i) a certificate of conversion with the Secretary of State of the State of Delaware, (ii) articles of conversion with the Secretary of State of the State of Maryland and (iii) articles of incorporation with the Secretary of State of the State of Maryland (the “Maryland Charter”). The Company has also adopted new bylaws (the “Maryland Bylaws”) in connection with the Redomiciliation. The Redomiciliation was effective at 12:01 a.m. Eastern Time on January 9, 2026 (the “Effective Time”).

The Redomiciliation does not result in any change in the business, jobs, management, properties, location of any of the Company’s offices or facilities, number of employees, obligations, assets, liabilities or net worth (other than as a result of the costs related to the Redomiciliation). The Redomiciliation does not adversely affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under those material contractual arrangements continue to be the rights and obligations of the Company after the Redomiciliation.

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

Financial Operations Overview

The following discussion sets forth certain components of the Company’s consolidated statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as the products are updated. Sales for the year ended December 31, 2025, by country as a percentage of total sales were: United States (95%), Australia (3%), and Great Britain/others, (2%) compared to sales for the year ended December 31, 2024, by country as a percentage of total sales which were: United States, (90%); Australia, (8%), and Canada/other (2%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licensed to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendor’s announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendor’s announcement. The resulting change in accounting estimate did not have a material impact on operating results for the year ended December 31, 2025.

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 included in cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an additional adjustment of $175,000 included in cost of revenues during the year ended December 31, 2025, representing previously recorded charges under the contract that will not be paid.

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

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer in 2025 to take the Company private and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

Depreciation and Amortization Expenses

Depreciation and amortization relate to long-lived assets used in the Company’s business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Years Ended December 31, 2025 and 2024

The following table summarizes the results of operations for the periods indicated:

	For the Year Ended December 31,
	2025	2024
Revenues	$30,256,919	$20,153,263

Costs and Expenses
Cost of revenues	14,156,840	7,334,163
Research and development	2,916,722	1,444,745
Sales and marketing	6,034,225	4,334,289
General and administrative	9,410,103	12,536,940
Litigation settlements and related expenses	—	669,955
Depreciation and amortization	207,722	63,389
Strategic review and transaction related expenses	1,295,559	756,743
Operating loss	(3,764,252)	$(6,986,961)

Other Income (Expense)
Change in fair value of warrant liability	—	563
Interest and investment income	1,260,533	2,422,261
Gain on sale of investment	—	80,694
Interest expense	(142,351)	(708,933)
Gain on bargain purchase	—	1,204,830
Gain on debt redemption	—	283,059
Total other income, net	1,118,182	3,282,474

Net loss before income taxes	(2,646,070)	(3,704,487)
Income tax expense	(227,972)	(66,583)
Net loss	$(2,874,042)	$(3,771,070)

Comparison of years ended December 31, 2025 and 2024

Revenues

Revenues for the year ended December 31, 2025, were $30,256,919, which represented an increase of $10,103,656 compared to revenues of $20,153,263 for the year ended December 31, 2024. The increase is primarily due to the impact of the acquisition of Kyber (approximately $6.2 million) and organic growth in sales of the Company’s information products.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025, was $14,156,840, which represented an increase of $6,822,677 compared to cost of revenues of $7,334,163 for the year ended December 31, 2024. Cost of revenues increased primarily due to the impact of the Kyber acquisition and higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 53% for the year ended December 31, 2025, compared to 64% for the same period in 2024.

Research and Development

Research and development expenses for the year ended December 31, 2025, were $2,916,722, which represented an increase of $1,471,977 compared to research and development expenses of $1,444,745 for the year ended December 31, 2024. The increase is primarily due to the impact of the Kyber acquisition and higher employee related expenses.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2025, were $6,034,225, which represented an increase of $1,699,936 compared to sales and marketing expenses of $4,334,289 for the year ended December 31, 2024. The increase is due to the impact of the Kyber acquisition and increased salesperson compensation expenses.

General and Administrative

General and administrative expenses for the year ended December 31, 2025, were $9,410,103, which represented a decrease of $3,126,837 compared to general and administrative expenses of $12,536,940 for the year ended December 31, 2024. The decrease is primarily due to lower stock compensation expense (approximately $3.3 million).

Litigation Settlements and Related Expenses

Litigation settlements and related expenses for the year ended December 31, 2025, were $0, which represented a decrease of $669,955 compared to litigation settlements and related expenses of $669,955 for the year ended December 31, 2024. These expenses resulted from the defense and settlement of legacy claims assumed in the Helix merger, net of any insurance recoveries.

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer in 2025 to take the Company private and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

Interest and Investment Income

Interest and investment income for the year ended December 31, 2025, were $1,260,533, which represented a decrease of $1,161,728 compared to interest and investment income of $2,422,261 for the year ended December 31, 2024. The decrease is primarily due to lower interest rates and a lower marketable securities balance resulting from the use of funds to redeem the Company’s convertible notes.

Interest Expense

Interest expense for the year ended December 31, 2025, was $142,351, which represented a decrease of $566,582 compared to interest expense of $708,933 for the year ended December 31, 2024. The decrease is due to the impact of the redemption of the Company’s convertible notes.

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

•
Other Items. The Company engages in other activities and transactions that can impact net loss. In the periods reported, these other items included (i) gain on sale of investment relating to the sale of a minority equity interest, (ii) gain on debt redemption which relates to a gain on the early retirement of a portion of the Notes (for further discussion, refer to “Note 11 – Convertible Notes” to the financial statements), and (iii) gain on bargain purchase in connection with the business combination (for further discussion, refer to “Note 4 - Acquisition” to the financial statements). Management excludes these other items from Adjusted EBITDA because management believes these activities or transactions are not directly attributable to the performance of business operations and, accordingly, their exclusion assists management and investors in making period-to-period comparisons of operating performance. Investors should note that some of these other items may recur in future periods.

•
Litigation related expenses. Management excludes litigation expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to direct and incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with such litigation, which pertains to entities acquired in the Helix merger, see “Note 16 – Commitments and Contingencies” to the financial statements for further information.

•
Strategic review and acquisition related expenses. Management excludes certain professional expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to an unsolicited offer to take the Company private, a strategic review of the Company’s operations and acquisition of Kyber.

•
Contract termination impacts. Management excludes the impact of certain expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to the impact of an adjustment related to the cancellation of an inbound information contract. On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the supplier’s upstream licensor. As a result, the Company recorded an adjustment of $542,389, to reduce cost of revenues, during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an adjustment of $175,000 included in cost of revenues during the year ended December 31, 2025 representing previously recorded charges under the contract that will not be paid.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Years Ended December 31,
	2025	2024
Revenue	$30,256,919	$20,153,263

Net loss	(2,874,042)	(3,771,070)

Depreciation and amortization	207,722	63,389
Stock based compensation expense	3,276,379	6,528,397
Change in fair value of warrant liability	—	(563)
Interest and investment income	(1,260,533)	(2,422,261)
Interest expense	142,351	708,933
Gain on sale of investment	—	(80,694)
Gain on debt redemption	—	(283,059)
Gain on bargain purchase	—	(1,204,830)
Litigation related expenses	—	669,955
Strategic review and transaction related expenses	1,295,559	756,743
Contract termination impacts	(175,000)	(542,389)
Income tax expense	227,972	66,583
Adjusted EBITDA	$840,408	$489,134

Comparison of the Years Ended December 31, 2025 and 2024

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2025, was $840,408 compared to $489,134 for the year ended December 31, 2024, an increase of $351,274. The increase is primarily due to higher revenues, partially offset by the increased cost of revenues and other operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and potential future contingent earnout payments aggregating up to $3,600,000 based on achievement of certain performance metrics in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2024 and 2025, the Company redeemed $18,881,466 and $6,840,000 in outstanding principal and interest on its Notes, respectively. As of December 31, 2025, the Company’s balance of cash and marketable securities aggregated $31,550,989 and there was no remaining outstanding principal and accrued interest on the Notes, which had a maturity date of September 1, 2025. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash and marketable securities, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Years Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,886,473	$282,827
Net cash provided by investing activities	12,943,231	17,288,745
Net cash used in financing activities	(7,516,605)	(19,023,897)
Net change in cash and cash equivalents	$8,313,099	$(1,452,325)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $2,886,473 increased by $2,603,646 for the year ended December 31, 2025 compared to cash provided by operating activities of $282,827 for the year ended December 31, 2024. The increase is primarily the result of the increased revenue, decreased litigation settlements and related expenses, and changes in working capital accounts related to the timing of cash flows from operations, partially offset by increased strategic review and transaction related costs.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $12,943,231 decreased by $4,345,514 for the year ended December 31, 2025 compared to cash provided by investing activities of $17,288,745 for the year ended December 31, 2024. The change is primarily the result of cash received from the sale of a discontinued operation and acquisition of Kyber in 2024 and changes in purchases and sales of marketable securities.

Net Cash Used In Financing Activities

Net cash used in financing activities of $7,516,605 year ended December 31, 2025 decreased by $11,507,292 compared to cash used in financing activities of $19,023,897 for the year ended December 31, 2024. The decrease was primarily due to changes in cash used for the redemption of the Notes.

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

Revenue

The Company utilizes judgement to determine whether performance obligations in a contract are distinct and to assess revenue recognized under variable revenue arrangements. In cases where it is determined that a separate performance obligation exists, the Company uses judgment to allocate the transaction price to the performance obligations using estimated standalone selling prices. In cases where contracts contain variable consideration components, the Company estimates the amount of variable revenue consideration at the expected value based on the assessment of legal enforceability, anticipated performance, historical experience, and a review of specific transactions.

Share-Based Payments

Under the fair value recognition provision, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. The Company makes certain assumptions in order to value and expense its various share-based payment awards. In developing these assumptions, the Company considers the following:

●
expected volatility based on the historical volatility of the Company’s stock;

●
a risk-free interest rate by reference to implied yields from United States Treasury securities;

●
an estimated dividend yield of zero as the Company does not anticipate paying any future dividends; and

●
an estimate of the average expected life of the award based on historical experience.

Income Taxes

The Company utilizes judgement and estimates in assessing the need for the valuation allowance related to deferred tax assets, including net operating loss carry-forwards. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The Company currently has a full valuation allowance related to its deferred tax assets due to a history of operating losses. This assessment requires judgement and may change in future periods should the Company achieve net income from its operations.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that the Company has made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and, if such events occur, the Company may be required to recognize a loss in the consolidated statement of operations due to an overestimation of the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The Company estimates the allowance for credit losses based on historical write-off experience, customer specific facts and economic conditions.

Contract assets represent contractual rights to consideration in the future and are generated when contractual billing schedules differ from the timing of revenue recognition. The Company estimates the allowance for credit losses based on historical payment experience, customer specific facts, expected performance over the duration of the contract and economic conditions.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of certain amounts included in the expense captions presented on the consolidated statement of operations as well as disclosures about selling expenses. The ASU will be effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to begin capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of 2025-07 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. See Note 15 for the Company’s income tax disclosures which have been expanded to comply with the new guidance.

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

Item 8.
Financial Statements and Supplementary Data

FORIAN INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Forian Inc.

Newtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Forian Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Philadelphia, Pennsylvania

March 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Forian Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Forian Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

San Francisco
California

April 11, 2025

We have served as the Company’s auditor from 2020 through 2025.

FORIAN INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$12,903,760	$4,590,661
Marketable securities	18,647,229	30,492,088
Accounts receivable, net	5,643,100	3,971,702
Contract assets, net	2,439,223	2,586,712
Prepaid expenses	990,910	1,111,234
Other current assets	1,932,535	1,707,694
Total current assets	42,556,757	44,460,091

Property and equipment, net	29,428	46,652
Intangible assets, net	1,001,546	1,192,044
Right of use assets, net	12,137	35,560
Deposits and other assets	531,027	1,435,496
Total assets	$44,130,895	$47,169,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,833,522	$982,665
Accrued expenses and other current liabilities	5,255,295	4,413,267
Short-term operating lease liabilities	12,137	23,423
Deferred revenues	5,251,193	4,487,686
Convertible notes payable, net of debt issuance costs (Note 11) ($0 and $6,000,000 in principal as of December 31, 2025 and December 31, 2024 was held by a related party. Refer to Note 14)	—	6,697,649
Total current liabilities	14,352,147	16,604,690

Long-term liabilities:
Other long-term liabilities	—	512,137
Total long-term liabilities	—	512,137
Total liabilities	14,352,147	17,116,827
Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,072,251 issued and outstanding as of December 31, 2025 and 31,010,788 issued and outstanding as of December 31, 2024	31,073	31,011
Additional paid-in capital	82,536,827	79,937,115
Accumulated deficit	(52,789,152)	(49,915,110)
Total stockholders' equity	29,778,748	30,053,016
Total liabilities and stockholders' equity	$44,130,895	$47,169,843

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Year Ended December 31,
	2025	2024
Revenue	$30,256,919	$20,153,263

Costs and Expenses:
Cost of revenues	14,156,840	7,334,163
Research and development	2,916,722	1,444,745
Sales and marketing	6,034,225	4,334,289
General and administrative	9,410,103	12,536,940
Litigation settlements and related expenses	—	669,955
Depreciation and amortization	207,722	63,389
Strategic review and transaction related expenses	1,295,559	756,743
Total costs and expenses	34,021,171	27,140,224

Operating Loss	(3,764,252)	(6,986,961)

Other Income (Expense):
Change in fair value of warrant liability	—	563
Interest and investment income	1,260,533	2,422,261
Gain on sale of investment	—	80,694
Interest expense	(142,351)	(708,933)
Gain on bargain purchase	—	1,204,830
Gain on debt redemption	—	283,059
Total other income, net	1,118,182	3,282,474

Net loss before income taxes	(2,646,070)	(3,704,487)
Income tax expense	(227,972)	(66,583)
Net loss	$(2,874,042)	$(3,771,070)

Basic and diluted net loss per common share	$(0.09)	$(0.12)
Weighted-average shares outstanding - basic and diluted	31,111,780	31,070,548

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock
	Shares	Par Value at $0.001 per share	Shares	Par Value at $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2025	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	273,023	274	(263,935)	—	(263,661)
Issuance of Forian common stock upon exercise of stock options	—	—	940	1	(1)	—	—
Repurchase and retirement of common stock, inclusive of excise taxes	—	—	(212,500)	(213)	(412,731)	—	(412,944)
Stock-based compensation expense	—	—	—	—	3,276,379	—	3,276,379
Net loss	—	—	—	—	—	(2,874,042)	(2,874,042)
Balance at December 31, 2025	—	$—	31,072,251	$31,073	$82,536,827	$(52,789,152)	$29,778,748

	Preferred Stock		Common Stock
	Shares	Par Value at $0.001 per share	Shares	Par Value at $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2024	—	$—	30,920,450	$30,920	$73,834,300	$(46,144,040)	$27,721,180
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	217,988	218	(132,809)	—	(132,591)
Repurchase and retirement of common stock	—	—	(130,000)	(130)	(292,770)	—	(292,900)
Issuance of Forian common stock upon exercise of stock options	—	—	2,350	3	(3)	—	—
Stock-based compensation expense	—	—	—	—	6,528,397	—	6,528,397
Net loss	—	—	—	—	—	(3,771,070)	(3,771,070)
Balance at December 31, 2024	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016

The accompanying notes are an integral part of these consolidated financial statements.

FORIAN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,874,042)	$(3,771,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,722	63,389
Amortization on right of use asset	23,423	21,980
Gain on bargain purchase	—	(1,204,830)
Amortization of debt issuance costs	3,555	5,333
Amortization of discount - proceeds from sale of discontinued operations	—	(20,712)
Interest accrued on convertible notes	138,796	703,600
Accretion of discounts on marketable securities	(1,098,372)	(2,321,188)
Gain on sale of investment	—	(80,694)
Gain on debt redemption	—	(283,059)
Provision for credit losses	132,025	225,000
Stock-based compensation expense	3,276,379	6,528,397
Change in fair value of warrant liability	—	(563)
Change in operating assets and liabilities:
Accounts receivable	(1,721,398)	(856,719)
Contract assets	65,464	64,097
Prepaid expenses	120,324	75,933
Lease liabilities	(23,423)	(33,381)
Deposits and other assets	679,628	963,710
Accounts payable	2,850,857	821,075
Accrued expenses	842,028	(331,990)
Deferred revenues	763,507	203,118
Other liabilities	(500,000)	(488,599)
Net cash provided by operating activities	2,886,473	282,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(83,174,769)	(152,354,967)
Sale and maturity of marketable securities	96,118,000	166,480,656
Proceeds from sale of investment	—	80,694
Cash from acquisition	—	1,415,696
Net cash from sale of discontinued operations	—	1,666,666
Net cash provided by investing activities	12,943,231	17,288,745

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(263,661)	(132,591)
Repurchase of common stock	(412,944)	(292,900)
Cash used to redeem convertible notes	(6,840,000)	(18,598,406)
Net cash used in financing activities	(7,516,605)	(19,023,897)

Net change in cash and cash equivalents	8,313,099	(1,452,325)

Cash and cash equivalents, beginning of year	4,590,661	6,042,986

Cash and cash equivalents, end of year	$12,903,760	$4,590,661

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$220,764	$(1,629,767)
Cash paid for interest	$840,000	$1,598,406

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

On January 8, 2026, at a special meeting of stockholders (the “Special Meeting”) of Forian, Inc., the stockholders of the Company approved a proposal to redomicile through a statutory conversion (the “Redomiciliation”) the Company from a corporation organized under the laws of the State of Delaware (the “Delaware Corporation”) to a corporation organized under the laws of the State of Maryland (the “Maryland Corporation”) by means of a plan of conversion (the “Plan of Conversion”) and adopted the resolutions of the board of directors of the Company approving the Redomiciliation.

On October 31, 2024, (the “Kyber Acquisition Date”), the Company entered into a Membership Interest Assignment Agreement (the “Assignment Agreement”), by and among Cowen Inc. (“Cowen”), IMcK Holdings LLC (“Minority Seller” and together with Cowen, the “Sellers”), Kyber Data Science, LLC (“Kyber”) and the Company, pursuant to which the Company acquired all outstanding equity interests of Kyber (the “Kyber Transferred Interests”) from the Sellers, effective October 31, 2024 (the “Kyber Transaction”). The business combination with Kyber was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company deemed the accounting acquirer for financial reporting purposes. Kyber provides a unique suite of data management capabilities and proprietary information and analytics solutions to optimize and measure financial performance for customers within the financial services industry (see “Note 4 - Acquisition”).

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

Note 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of (i) Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC); (ii) Kyber Data Science LLC and its wholly owned subsidiaries Kyber Aesthetic Data LLC (effective October 31, 2024) (which merged into Kyber Data Science LLC on June 19, 2025), Kyber Data Sub LLC, Kyber Health Data LLC and Kyber Survey Data LLC (which merged into Kyber Data Science LLC on June 19, 2025) and (iii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), and Green Tree International, Inc. All intercompany transactions have been eliminated in consolidation.

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

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable; and

Level 3 - inputs that are unobservable.

The carrying value of the Company’s financial instruments, such as cash, marketable securities, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents and Credit Risk

The Company considers all cash accounts and highly liquid investments with a maturity of less than ninety days, when purchased, as cash and cash equivalents.

The Company maintains cash with major financial institutions. Cash held at U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution, as the coverage is based on individually titled accounts. The portion of deposits in excess of FDIC coverage is not protected by such insurance and represents a credit risk to the Company. At December 31, 2025, the Company’s deposits exceeded this coverage.

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

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $275,000 at December 31, 2025 and $225,000 at December 31, 2024. The allowance for credit losses for contract assets was $307,025 at December 31, 2025 and $225,000 at December 31, 2024.

Management charges account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Proceeds Receivable From Sale of Discontinued Operations, Net

In February 2023, the Company received a note for $10,000,000 payable in twelve equal monthly installments as partial consideration for the sale of Bio-Tech Medical Software, Inc., a Florida corporation (“BioTrack”). As of December 31, 2024 the note had been fully paid. The Company recognized $0 and $20,712 of amortization of the $410,000 original discount recorded on the note interest as investment income for the years ended December 31, 2025 and 2024, respectively.

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

The Company derives revenue primarily from fees for the Company’s information products. Information products contracts are generally for a period of one month to five years. Customers may access data analytics products through the use of tools provided by the Company or by utilizing their own tools per the contract. Data products may consist of historical information as it exists at the time of delivery, or information that will be updated on a periodic basis as agreed with the customer. In most cases, the provision of information products is considered a single performance obligation which is recognized at the point in time the information product is made available to the customer. Customers are generally invoiced according to monthly, quarterly or annual amounts specified in the contract. Any amounts invoiced in excess of revenue recognized are recorded as deferred revenue. Revenue recognized in excess of amounts invoiced is recorded as a contract asset. In some cases, the Company provides services to customers under milestone contracts. In these cases, revenue is recognized over the period the services are performed based on expected labor hours to complete the contract.

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

Contract assets and deferred revenues consist of the following as of December 31, 2025 and December 31, 2024:

	Contract Assets			Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2024	$107,332	$2,543,477	$2,650,809	$2,225,009
Beginning deferred revenue balance recognized during the period	—	—	—	(1,975,009)
Net change due to acquisition	—	—	—	2,059,560
Net change due to timing of billings, payments and recognition	(44,882)	(19,215)	(64,097)	2,178,126
Balance at December 31, 2024	62,450	2,524,262	2,586,712	4,487,686
Beginning deferred revenue balance recognized during the period	—	—	—	(4,481,691)
Net change due to timing of billings, payments and recognition	76,828	(224,317)	(147,489)	5,245,198
Balance at December 31, 2025	$139,278	$2,299,945	$2,439,223	$5,251,193

Accounts receivable as of December 31, 2023 was $2,572,931. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	December 31, 2025	December 31, 2024
Estimated next twelve months	$16,750,625	$20,550,004
Thereafter	7,088,323	13,397,200
Total	$23,838,948	$33,947,204

The Company’s disaggregated revenue categories for the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31,
	2025	2024
Health sciences revenues	$22,963,413	$19,052,937
Financial services revenues	7,293,506	1,100,326
Total	$30,256,919	$20,153,263

Segment Information

FASB ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development and general and administrative, which are reflected in the consolidated statements of operations) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, other expense, net and the provision for income taxes and infrequent items such as gain on redemption of debt, gain on sale of investment and gain on bargain purchase, which are reflected in the consolidated statements of operations.

Sales for the year ended December 31, 2025, by country as a percentage of total sales were: United States (95%), and Australia (3%), and Great Britain/others (2%) compared to sales for the year ended December 31, 2024, by country as a percentage of total sales which were: United States (90%), Australia (8%), and Canada/others (2%).

The Company’s long-lived assets consist primarily of intangible assets, deposits and other assets. As of December 31, 2025 and December 31, 2024, all of the Company’s long-lived assets were in the U.S.

The Company’s operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the year ended December 31, 2025, the Company had one customer representing 11.2% of revenue. At December 31, 2025, the Company had one customer representing 34.8% of accounts receivable.

During the year ended December 31, 2024, the Company had two customers representing 16.9% and 11.6% of revenue. At December 31, 2024, the Company had three customers representing 20.7%, 11.7%, and 11.6% of accounts receivable.

Vendors and Licensors

The Company licenses certain information assets from third parties as a key input to certain information and software products. Any disruptions associated with these suppliers could have a material short-term impact on the business while alternate sources are secured. The information licenses specify content deliverables and specified use rights for a fixed fee and time period. Payment terms for information licenses generally consist of upfront payments and annual licensing fees. The Company expenses the contract costs over the expected period of benefit and records any differences between amounts expensed and payments incurred as other assets or liabilities on a contract by contract basis. Payments for licensed information, including the changes in related assets and liabilities, are classified within “Net cash provided by operating activities” on the consolidated statements of cash flows. In cases where the Company pays variable fees based on information asset usage, such costs are expensed as incurred.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendor’s announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendor’s announcement. The resulting change in accounting estimate did not have a material impact on operating results for the year ended December 31, 2025.

On September 23, 2024, the Company was informed by one of its information vendors that it was exercising the right to terminate the agreement with the Company effective September 25, 2024, based on restrictions imposed by the information vendor’s upstream licensor. As a result, the Company recorded an adjustment of $542,389 recorded as a reduction of cost of revenues during the year ended December 31, 2024, representing previously recorded charges under the contract that will not be paid. On July 2, 2025, the Company entered into a Termination and Wind Down Agreement with the vendor providing for a reduction of fees for the period through the termination date of $175,000. As a result, the Company recorded an additional adjustment of $175,000 included in cost of revenues during the year ended December 31, 2025, representing previously recorded charges under the contract that will not be paid.

Vendor Concentration

During the year ended December 31, 2025, the Company had two vendors, representing 18.3% and 10.8% of purchases and expenses.

During the year ended December 31, 2024, the Company had one vendor, representing 15.0% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the years ended December 31, 2025 and 2024.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $23,650 and $86,354 for the years ended December 31, 2025 and 2024, respectively.

Net Loss per Share

The calculation of net loss per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Shares issuable under convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. As the Company has incurred net losses from operations for the years ended December 31, 2025 and 2024, the diluted loss per share is the same as basic loss per share for the periods presented.

Stock-based Compensation

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) permits the grant of stock options, restricted stock awards and/or restricted stock units. A total of 4,000,000 shares of Company common stock were originally authorized and reserved for issuance under the 2020 Plan. On June 15, 2022, the Company’s stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 2,400,000 shares and on June 11, 2025, the Company's stockholders approved an amendment to the 2020 Plan, which amended the 2020 Plan to increase the number of shares available for issuance by 4,000,000 shares to a total of 10,400,000 shares. Stock options represent the right to purchase Company common stock at the exercise price on the date of grant of the stock option at a future date. Restricted stock awards are grants of shares of Company common stock. Restricted stock units represent the right to receive shares of Company common stock on future specified dates. Stock options, restricted stock awards and restricted stock units granted contain restrictions that cause them to be subject to substantial risk of forfeiture and restrict their exercise, sale or other transfer by the grantee until they vest. The terms of the stock options, restricted stock awards and restricted stock units granted under the 2020 Plan are determined by the Board of Directors in the agreement evidencing the award, including the number of shares, period of restriction or vesting schedule and other terms. The fair value of the stock options, restricted stock awards and restricted stock units is based on the underlying grant date fair value of the Company’s common stock. The fair value is then expensed over the requisite service periods of the awards which is generally the service period and the related amount is recognized in the consolidated statements of operations. The impact of forfeitures are recognized in the period incurred.

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

For the year ended December 31, 2025, the Company recognized a net income tax expense of $227,972. For the year ended December 31, 2024, the Company recognized a net income tax expense of $66,583. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of December 31, 2025, the Company is not currently under any examination in any tax jurisdiction.

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

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5% (see “Note 15 - Income Taxes”).

Litigation Settlements and Related Expenses

Litigation settlements and related expenses consist of incremental third-party legal expenses and settlement expenses, net of any insurance recoveries, associated with litigation, which pertains to entities acquired in the Helix merger (see “Note 16 – Commitments and Contingencies”).

Strategic Review and Transaction Related Expenses

Strategic review and acquisition related expenses are primarily related to professional fees incurred related to an unsolicited offer in 2025 to take the Company private and a strategic review of the Company’s operations and acquisition of Kyber in 2024.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of certain amounts included in the expense captions presented on the consolidated statement of operations as well as disclosures about selling expenses. The ASU will be effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to begin capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of 2025-07 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. Under ASU 2023-09, for each annual period presented, public entities are required to (1) disclose specific categories in the tabular rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and was adopted by the Company on a prospective basis as of December 31, 2025. See Note 15 - Income Taxes for the Company’s income tax disclosures which have been expanded to comply with the new guidance.

Note 4 ACQUISITION

The Company entered into the Assignment Agreement, by and among the Sellers, Kyber, and the Company, pursuant to which the Company acquired the Kyber Transferred Interests from the Sellers, effective as of the Kyber Acquisition Date. Pursuant to the terms of the Assignment Agreement, at the closing, Sellers transferred and assigned all of the Kyber Transferred Interests to the Company in consideration of the Company’s assumption of Kyber’s ordinary course liabilities. The Assignment Agreement also contains a customary post-closing working capital adjustment, which was resolved without material impact to the Kyber Transaction. All outstanding Class B Units of Kyber were cancelled prior to the closing of the Kyber Transaction and no consideration was paid to the Class B Unit holders.

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

During the measurement period of up to one year from the Kyber Acquisition Date, the Company had the ability to record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, no such adjustments were recorded.

The following table summarizes the fair values of the assets acquired and liabilities assumed on the Kyber Acquisition Date:

Description	Purchase Price
Purchase price	$—
Total consideration transferred	$—

	As of October 31, 2024	Estimated Useful Life (Years)
Assets acquired
Cash	$1,415,696
Accounts receivables from customers	767,052
Prepaid expenses and other assets	109,934
Due from seller	67,443
Customer relationship intangible	1,011,000	6
Trademarks	215,000	9
Total assets acquired	3,586,125

Liabilities assumed
Accrued expenses	321,735
Deferred revenue	2,059,560
Total liabilities assumed	2,381,295

Gain on bargain purchase	1,204,830
Total consideration transferred	$—

The Company incurred acquisition-related costs of $6,145 and $345,359 during the years ended December 31, 2025 and 2024, respectively, for legal and auditing fees which were expensed as incurred and included in strategic review and transaction related expenses in the Consolidated Statements of Operations.

The results of operations of Kyber since the Kyber Acquisition Date have been included in the Company’s consolidated financial statements. Kyber contributed revenues of $7,293,506 and $1,100,326, respectively, for the years ended December 31, 2025 and 2024 which was included in the Company’s consolidated statements of operations.

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

Year Ended December 31, 2024
Revenues	$24,124,198
Net loss	$(14,189,792)
Basic and diluted net loss per share – on a pro forma basis	$(0.46)

Note 5
MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes for similar securities (level 2 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of December 31, 2025 and December 31, 2024, marketable securities consisted of the following:

	December 31, 2025	December 31, 2024
United States Treasury Bills
Amortized Cost	$18,640,964	$30,476,729
Fair Market Value	$18,647,229	$30,492,088

Note 6
PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of December 31, 2025 and December 31, 2024, the Company’s balance sheet reflected prepaid expenses of $990,910 and $1,111,234, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of December 31, 2025, are income taxes receivable of $239,809, deferred license costs of $1,357,167, and commission advances receivable employees of $42,198.

Included in other current assets as of December 31, 2024, are income taxes receivable of $199,131, deferred license costs of $825,563 and amounts receivable from an insurance company related to settled litigation of employees of $485,000.

Note 7
PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and December 31, 2024, property and equipment were comprised of the following:

	December 31, 2025	December 31, 2024
Personal computing equipment	$19,422	$94,521
Office equipment and capitalized software	73,260	73,260
Total	92,682	167,781
Less: Accumulated depreciation	(63,254)	(121,129)
Property and equipment, net	$29,428	$46,652

Depreciation expense for the year ended December 31, 2025 and 2024 was $17,224 and $29,433, respectively.

Note 8 INTANGIBLE ASSETS

As of December 31, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2025	Accumulated Amortization	Net Book Value at December 31, 2025
Customer relationships	6	$1,011,000	$196,583	$814,417
Tradenames and trademarks	9	215,000	27,871	187,129
		$1,226,000	$224,454	$1,001,546

As of December 31, 2024, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2024	Accumulated Amortization	Net Book Value at December 31, 2024
Customer relationships	6	$1,011,000	$27,984	$983,016
Tradenames and trademarks	9	215,000	5,972	209,028
		$1,226,000	$33,956	$1,192,044

Amortization expense for the years ended December 31, 2025 and 2024 was $190,498 and $33,956, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2026	192,389
2027	192,389
2028	192,389
2029	192,389
2030	164,306
Thereafter	67,684
Total	$1,001,546

The weighted average remaining amortization period for the Company’s intangible assets as of December 31, 2025 and December 31, 2024 was 5.4 years and 6.4 years, respectively.

Note 9 DEPOSITS AND OTHER ASSETS

As of December 31, 2025 and December 31, 2024, deposits and other assets included $373,241 and $1,357,482 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Note 10 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2025 and December 31, 2024, accrued expenses were comprised of the following:

	December 31, 2025	December 31, 2024
Employee compensation	$2,779,354	$1,570,205
Information Contracts (see "Note 3 - Vendors and Licensors")	1,050,439	1,296,315
Other accrued expenses	1,425,502	1,546,747
Total	$5,255,295	$4,413,267

Note 11 CONVERTIBLE NOTES

	December 31, 2025	December 31, 2024
Principal outstanding	$—	$6,000,000
Add: accrued interest	—	701,204
Less: unamortized debt issuance costs	—	(3,555)
Convertible note payable, net of debt issuance costs	$—	$6,697,649

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes matured on the fourth-year anniversary of the date of issuance, which was also the termination date of any Warrants. The conversion price of the Notes and the exercise price of the Warrants was $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes had the ability, at any time, to convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company had the ability to redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company had the ability to redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes was payable upon maturity or earlier redemption unless the Notes were converted prior to such time. In the event the holders of the Notes converted all or a portion of the Notes, the related accrued interest was converted at the conversion price. Interest expense related to the Notes was $138,796 and $703,600 for the years ended December 31, 2025 and 2024, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and were amortized over the term of the Notes. During the years ended December 31, 2025 and 2024, the Company recognized $3,555 and $5,333 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the consolidated statements of operations.

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

The Company did not elect the fair value measurement option for the Notes. The estimated fair value of the Notes was $6,528,000 as of December 31, 2024.

The fair value of the Notes was calculated using the present value of the Notes and the estimated fair value of the conversion option calculated using the Black-Scholes model and the following Level 3 inputs:

December 31, 2024
Fair value of company's common stock	$2.06
Dividend yield	0%
Expected volatility	43%
Risk Free interest rate	4.20%
Expected life (years) remaining	0.67
Exercise price	$11.98

Note 12 STOCK-BASED COMPENSATION

Restricted Stock Awards and Restricted Stock Units

The table below includes issuances of restricted stock awards and units under the 2020 Plan and unvested equity interests of MOR which were converted into restricted common stock.

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	744,985	$2.05
Issued	1,176,000	2.22
Vested	(268,737)	4.78
Canceled	(5,000)	9.47
Unvested at December 31, 2024	1,647,248	3.03
Issued	1,050,000	2.02
Vested	(388,750)	3.92
Canceled	(567,250)	2.33
Unvested at December 31, 2025	1,741,248	$2.31

The 1,741,248 of unvested awards at December 31, 2025 consisted of restricted stock units.

Stock Options

The fair value of the stock options was estimated using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions used to calculate the grant date fair value of the options granted during the years ended December 31, 2025 and 2024, are as follows:

For the Years Ended December 31,
	2025	2024
Exercise Price	$1.90 to $2.24	$2.02 to $3.69
Fair value of Company common stock	$1.90 to $2.24	$2.02 to $3.69
Dividend yield	0%	0%
Expected volatility	69% to 75%	74% to 79%
Risk Free interest rate	3.80% to 4.20%	3.80% to 4.20%
Expected life (years) remaining	6.10 to 6.25	6.10 to 6.25

The following summarizes option activity under the Company’s stock plan for the years ended December 31, 2025 and 2024:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	3,840,544	$7.12
Granted	483,500	$2.79
Exercised	(14,375)	$2.98
Forfeited and expired	(357,873)	$7.49
Outstanding at December 31, 2024	3,951,796	$6.47
Granted	208,000	$2.05
Exercised	(7,837)	$2.20
Forfeited and expired	(1,800,919)	$7.12
Outstanding at December 31, 2025	2,351,040	$5.59
Vested options at December 31, 2025	1,588,969	$6.84

The weighted average exercise price and remaining contractual life of options outstanding as of December 31, 2025 was $5.59 and 6.84 years, respectively. The total aggregate intrinsic value of the options outstanding as of December 31, 2025 was approximately $13,760.

The weighted average exercise price and remaining contractual life of exercisable options as of December 31, 2024 was $6.47 and 7.33 years, respectively. The total aggregate intrinsic value of the exercisable options as of December 31, 2024 was approximately $0.

Stock Compensation Expense

The weighted-average grant date fair value per share for the stock options granted was $1.41 and $1.99 for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $4,570,137, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. Stock compensation expense for the years ended December 31, 2025 and 2024 was as follows:

	For the Year Ended December 31,
	2025	2024
Services	$140,867	$155,318
Research and development	119,302	107,840
Sales and marketing	365,097	275,679
General and administrative	2,651,113	5,989,560
Total	$3,276,379	$6,528,397

Total intrinsic value of options exercised during the year ended December 31, 2025 was $2,351. The total fair value of restricted shares vested during the year ended December 31, 2025 was $910,550.

Total intrinsic value of options exercised during the year ended December 31, 2024 was $8,375. The total fair value of restricted shares vested during the year ended December 31, 2024 was $553,196.

Note 13 NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Years Ended December 31,
	2025	2024
Net loss attributable to common shareholders	$(2,874,042)	$(3,771,070)

Net loss per share:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

Weighted average shares outstanding:
Basic	31,111,780	31,070,548
Diluted	31,111,780	31,070,548

The following table sets forth all outstanding potentially dilutive securities at the end of the reporting period which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is income (loss) from operations.

	For the Years Ended December 31,
	2025	2024
Potentially dilutive securities:
Stock options	2,351,040	3,951,796
Convertible notes	—	659,533
Unvested restricted stock awards and units	1,741,248	1,647,248
Total	4,092,288	6,258,577

Note 14 RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2025 and 2024 of $24,375 and $189,516, respectively, as he is entitled to runoff commissions on accounts he sold.

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

On September 4, 2024, the Company entered into a customer agreement with an entity controlled by one of its directors providing for products and services over a three-year period for variable consideration with aggregate minimum billings of $1,200,000 and noncash consideration of $133,914. The Company’s reported revenues include $444,638 for the year ended December 31, 2025 and $138,092 for the year ended December 31, 2024 resulting from the agreement.

On December 23, 2025, the Company entered into a vendor agreement with an entity controlled by one of its directors for products to be delivered over a three-year period with aggregate amounts to be billed in future periods of $750,000.

Note 15 INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For financial reporting purposes, the Company’s consolidated loss from continuing operations before income taxes for the U.S. and foreign entities, in the aggregate, is as follows:

	For the Year Ended December 31,
	2025	2024
United States	$(2,646,070)	$(3,704,487)
Foreign	—	—
Total loss before provision for income taxes	$(2,646,070)	$(3,704,487)

The income tax expense consisted of the following for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,
	2025	2024
Current:
Federal	$74,978	$32,074
State	152,994	34,509
Foreign	—	—
	$227,972	$66,583

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$227,972	$66,583

The reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended December 31, 2025
Loss before income taxes	$(2,646,070)
U.S. statutory rate		21%
Recovery based on statutory rate	(555,675)	21%
Expense (recovery) resulting from:
State and local income taxes	155,682	(5.88)%
Tax credits:
Research & development tax credit	(75,177)	2.84%
Foreign tax credit	(69,375)	2.62%
Changes in valuation allowance	(503,761)	19.04%
Nondeductible/nontaxable items:
Equity-based compensation	820,530	(31.01)%
Other permanent differences	53,916	(2.04)%
Other:
481(a) adjustment	326,852	(12.35)%
Other, net	74,980	(2.84)%
Income tax expense	$227,972	(8.62)%

For the year ended December 31, 2025, California made up the majority of the state income tax expense (greater than 50% of the tax effect).

As previously disclosed, prior to the adoption of ASU 2023-09, the reconciliation between the Company’s effective tax rate on income from continuing operations and statutory tax rate for the year ended December 31, 2024 was as follows:

For the Year Ended December 31,
2024
Income tax expense at federal statutory rate	21.00%
Nondeductible/nontaxable items	(0.08)%
Stock-based compensation	(40.66)%
State taxes	0.99%
Rate change	0.20%
True-up and other	7.40%
Credits	7.54%
Valuation allowance	1.81%
Income tax expense	(1.80)%

The following table presents supplemental cash flow information related to income taxes paid (net of refunds received), subsequent to the adoption of ASU 2023-09:

For the Year Ended December 31, 2025
U.S. Federal	$—
U.S. state and local:
Colorado	(23,000)
Florida	(35,000)
Massachusetts	34,930
New York State	98,426
New York City	108,417
Other jurisdictions	36,991
Foreign	—
Total cash taxes paid, net of refunds received	$220,764

For the year ended December 31, 2025, the Company performed an analysis based on available guidance and determined that the OBBBA results in a decrease in taxable income due to the ability to expense the prior year capitalized of R&E expenses. The Company will continue to monitor this issue for future developments and its impact on taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$78,101	$61,884
Accrued expenses	620,915	302,404
Lease liability	3,447	9,781
Unrealized losses	2,199	—
Stock compensation	1,395,576	1,770,521
Capitalized Sec. 174 expenses	803,148	1,210,970
Net operating loss carry forwards	4,713,356	4,747,030
Credits (research and development and foreign)	382,691	163,234
Deferred income tax assets	7,999,433	8,265,824

Valuation allowance	(7,591,073)	(8,049,891)
Total net deferred income tax assets	$408,360	$215,933

Prepaid expenses	(39,555)	(17,176)
Depreciation	(3,727)	(6,328)
Amortization	(142,752)	(178,855)
Right-of-use asset	(3,447)	(9,781)
Other deferred tax liability	(218,879)	(3,793)
Deferred income tax liability	(408,360)	(215,933)

Net deferred taxes	$—	$—

As of December 31, 2025, the Company has federal and state net operating loss carryforwards of $17,008,113 and $27,807,223, respectively. Federal net operating loss carryforwards in the amount of $17,008,113 have an indefinite life. Federal NOL carryforwards generated after tax year 2021 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely.

State net operating loss carryforwards in the amount of $11,489,425 begin expiring in December 2037 and $16,317,798 have an indefinite life.

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

As of December 31, 2025, deferred tax assets were offset by deferred tax liabilities and a valuation allowance on any remaining balance. A valuation allowance of $7,591,073 and $8,049,891 has been recorded for the years ended December 31, 2025 and December 31, 2024, respectively, to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance changed by $458,818 and $69,601 during 2025 and 2024, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are improved or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth in the relevant jurisdictions.

As required by the uncertain tax position guidance in ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC 740 to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision. No liability was recorded for uncertain tax positions as of December 31, 2025 and December 31, 2024.

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

Note 16 COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length through December 31, 2030. The following table shows the remaining payment obligations under these agreements as of December 31, 2025:

December 31, 2025
Year ending December 31, 2026	10,360,625
Year ending December 31, 2027	7,661,375
Year ending December 31, 2028	5,485,875
Year ending December 31, 2029	4,475,000
Year ending December 31, 2030	4,750,000
Thereafter	—
$32,732,875

Commitments and contingencies includes $1,050,439 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

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

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation and as a result of the un-remediated material weakness described below, our chief executive officer and chief financial officer have concluded that as of the end of such period, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Our management determined that our disclosure controls and procedures were not effective due to a certain material weakness in our internal control over financial reporting as set forth below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

Based on this assessment, management concluded that as of December 31, 2025, we have not maintained effective internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Pursuant to management’s review of disclosure controls and procedures and internal control over financial reporting, management determined that the following material weakness in our internal control over financial reporting prevented management from determining that our disclosure controls and procedures and internal control over financial reporting were effective as of the end of the period covered by this report:

•
We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we did not maintain effective controls relating to accounting for contracts with customers.

Notwithstanding the identified material weakness described above, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with U.S. GAAP, and our chief executive officer and chief financial officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Remediation

During 2024, we identified a material weakness in the design of our controls over payables transactions. During 2025, the Company implemented additional controls to validate the accuracy and appropriateness of payables transactions and to prevent the possibility of fraudulent or fictitious payments. As of December 31, 2025, these control activities have been appropriately designed and implemented and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

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

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11.
Executive Compensation

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to Forian’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14.
Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Forian’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

3.
Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 16, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC (incorporated by reference to Appendix A of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).
2.2	Amendment to Agreement and Plan of Merger dated December 30, 2020, by and among Helix Technologies, Inc., Forian Inc., DNA Merger Sub, Inc. and Medical Outcomes Research Analytics, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021 and February 9, 2021).
2.3	Equity Interest Contribution Agreement (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2021).
2.4	Stock Purchase Agreement, dated February 10, 2023, by and among Helix Technologies, Inc., Bio-Tech Medical Software, Inc. and BT Assets Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).
2.5	Membership Interest Assignment Agreement, effective October 31, 2024, by and among Cowen Inc., IMcK Holdings LLC, Kyber Data Science, LLC and the Company, (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
2.6	Plan of Conversion, dated November 21, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC on March 31, 2021).
10.1+	Forian Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Form S-8 (Reg. No. 333-268470) filed with the SEC on November 18, 2022.
10.2	License Agreement, dated June 30, 2019 (portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv) (incorporated by reference to Exhibit 10.2 of the Company’s Form S-4 (Reg. No. 333-250938) filed with the SEC on November 24, 2020, as amended on December 31, 2020, January 19, 2021, February 1, 2021, February 9, 2021 and December 20, 2023).

10.3+	Offer Letter, dated March 25, 2020, by and between MOR and Max Wygod.
10.4+	Offer Letter, dated March 25, 2020, by and between MOR and Adam Dublin.
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
10.6+	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form S-8 filed with the SEC on March 5, 2021).
10.7+	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of Helix’s Form 8-K filed with the SEC on June 5, 2018).
10.8	Form of Securities Purchase Agreement, dated April 12, 2021, entered into between the Company and each of the Investors and the Affiliates (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC April 13, 2021).
10.9+	Employment Agreement, dated as of September 2, 2021, by and between the Company and Michael Vesey (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC September 2, 2021).
10.10	Form of Note Purchase Agreement, dated September 1, 2021, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.11+	Separation Agreement, dated February 10, 2023, by and between the Company and Daniel Barton (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).
10.12	License Agreement, dated February 10, 2023, by and among the Company, Helix Technologies, Inc., BT Assets Group, Inc. and Bio-Tech Medical Software, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).
10.13	Form of Convertible Promissory Note Redemption Agreement, dated each of November 12, 2024 and November 13, 2024, by and among the Company and certain holders of the Company’s 3.5% Convertible Promissory Notes (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024).
19	Forian Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
21*	List of Subsidiaries
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Marcum LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
97+	Forian Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*
Filed with this Annual Report on Form 10‑K.
+
Indicates management contract or compensatory plan.

Item 16.
Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2026.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

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