Form 10-K/A
period 2025-12-31
Forian Inc.
filed 2026-04-30
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40146

FORIAN INC.
(Exact name of registrant as specified in its charter)

Maryland	85-3467693
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

41 University Drive, Suite 400, Newtown, PA	18940
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (267) 225-6263

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.001 Par Value per Share	FORA	The Nasdaq Stock Market LLC

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

As of April 27, 2026, there were 31,240,882 shares outstanding of the registrant’s common stock, including shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Forian Inc. (“we,” “us,” “our,” the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

As of the date of this Amendment No. 1, our directors are as follows:

Name	Director Since	Age	Independent	Position	Board Committees
					Audit	Compensation	Nominating
Mark J. Adler, M.D.	2021	69	✔	Director		✔
Ian G. Banwell	2021	62	✔	Director	✔	✔
Adam Dublin	2021	60		Chief Strategy Officer and Director
Jennifer Hajj	2021	42	✔	Director			✔
Shahir Kassam-Adams	2021	66		Director
Alyssa Varadhan	2021	45	✔	Director	✔		✔
Kristiina Vuori, M.D., Ph.D.	2021	58	✔	Director	✔
Max C. Wygod	2021	38		Executive Chairman, Chief Executive Officer and President

Mark J. Adler, M.D. has served as a Class II director since the closing of the business combination in March 2021. Prior to that time, Dr. Adler was a member of WebMD’s Board of Directors from 2000 to 2017. Since 2014, Dr. Adler has also served as Strategic Advisor to, and as a member of the Scientific Advisory Board of, Biological Dynamics, Inc., a privately held biotechnology company, and is currently the Chairman of that Scientific Advisory Board. He is also currently a director of the San Diego Cancer Research Institute. From February 2011 until February 2014, Dr. Adler served as Director of Strategic Development for UC San Diego Oncology. Dr. Adler, an oncologist, was a co-founder of the San Diego Cancer Center and served for over 10 years as its Chief Executive Officer until February 2011. Until April 2006, Dr. Adler had served, for more than five years, as the Chief Executive Officer of the combined internal medicine and oncology group of Medical Group of North County in San Diego, California.

Dr. Adler’s qualifications for membership on our Board include his many years of experience as a physician and an executive of a physician practice, his involvement with early-stage biotechnology companies and his prior service as a director of public companies.

Ian G. Banwell has served as a Class III director since the closing of the business combination in March 2021. Mr. Banwell is currently the Chief Financial Officer at Hamburg Commercial Bank AG, where Mr. Banwell has worked since April 2019. Hamburg Commercial Bank AG provides banking services for higher-end medium-sized companies and financing for real estate projects. From April 2018 to March 2019, Mr. Banwell was a Senior Managing Director at Cerebus Operations and Advisory Company LLC. Mr. Banwell was Chief Investment Officer of Bank of America from 2000 to 2007. He left Bank of America in 2007 to start Round Table Investment Management and was its CEO until 2015. He is currently Managing Partner of Aberdeen Enterprises, LLC, a company focused on producing and investing in a variety of intellectual property and content. Mr. Banwell also served as a member of the U.S. Treasury’s Borrowing Advisory Committee from 2001 to 2012 and as its Chairman in 2005 and 2006.

Mr. Banwell’s qualifications for membership on our Board include his experience as an investment professional, his experience managing an investment firm and his experience as a senior executive at a large financial institution.

Adam Dublin has served as Chief Strategy Officer and a Class III director since the closing of the business combination in March 2021. Prior to the closing of the business combination, Mr. Dublin was co-founder of Medical Outcomes Research Analytics LLC (“MOR”), a subsidiary of the Company, and served as its Chief Strategy Officer since founding MOR. Mr. Dublin is a seasoned entrepreneur and senior executive with extensive strategy, business development and operating expertise in healthcare information and technology. He was responsible for developing MOR’s strategy, data acquisition, partnership development and acquisitions and he has over 30 years of experience in creating innovative businesses. Prior to its 2017 $2.8 billion sale to Internet Brands, a KKR portfolio company, Mr. Dublin was on the executive leadership team of WebMD as Senior Vice President, Strategy and Analytics. In that role, he was responsible for developing the company’s marketing science platform, including the development of one of the world’s largest healthcare customer databases, linking patient, consumer demographic and online behavioral data in a HIPAA-compliant manner. Previously, he was Vice President, Strategy and Corporate Development for IMS Health, among the world’s largest healthcare information providers (now IQVIA), following its 2011 acquisition of SDI Health, where Mr. Dublin was the Chief Strategy Officer. SDI Health was a recognized leader in longitudinal patient data prior to its acquisition by IMS Health in 2011. Mr. Dublin’s track record at SDI included multiple strategic acquisitions that enabled the company to continuously drive growth resulting in the company eventually becoming the third-largest pharmaceutical informatics concern in the U.S. At SDI, he patented encryption and de-identification technologies that enabled the linkage of patient databases in a HIPAA-compliant fashion to create one of the first and largest Real World Evidence platforms supporting health economics and outcomes research. Prior to SDI, he was Senior Vice President Corporate Key Accounts for NDCHealth, one of the nation’s largest healthcare IT concerns and the nation’s second-largest pharmaceutical informatics business. He had P&L for NDC’s wholesale data businesses, commercializing data assets to multiple industries and creating new lines of business in payer analytics, benefits administration, underwriting and consumer analytics. Prior to NDCHealth, he was an executive with several healthcare analytics firms. Mr. Dublin received a B.A. from the University of Iowa and an M.A. from Northwestern University.

Mr. Dublin’s qualifications for membership on our Board include the perspective and experience he brings as a co-founder of MOR and predecessor data analytics companies.

Jennifer Hajj has served as a Class II director since the closing of the business combination in March 2021. Ms. Hajj has been the Head of Partnerships at Galileo Inc. since March 2019. Galileo is a privately-held healthtech startup that enables the doctor-patient relationship. From May 2006 to February 2019, Ms. Hajj served as a senior expert on New York State Medicaid policy and government programs across Sachs Policy Group’s (“SPG”) client base and led SPG’s innovation practice. Ms. Hajj joined SPG in 2006 and consulted with a diverse set of clients including hospitals, long-term care systems, physician groups, health and human service agencies, health plans, tech-enabled companies and startups. Areas of specialization included public policy, strategic planning, program design, reimbursement, regulatory environments, technology and implementation. Subject matter expertise included, but was not limited to: Medicaid, DSRIP, managed care, value-based payments, behavioral health, long-term care, vulnerable populations and social determinants of health. In 2013, Ms. Hajj led the firm’s expansion to digital health and innovation. She led SPG’s innovation practice and actively advised and mentored several health care startups and entrepreneurs. Her expertise includes strategy, product development, market dynamics, business development, partnerships, regulatory environments and public policy. Ms. Hajj received her B.A. in public health studies with departmental honors distinction from the Johns Hopkins University, her M.P.H. from Columbia University Mailman School of Public Health and her M.B.A. from Columbia Business School.

Ms. Hajj’s qualifications for membership on our Board include her experience as a director and advisor of other companies in various aspects of the healthcare industry and her experience as an expert in public health and healthcare strategy.

Shahir Kassam-Adams has served as a Class II director since the closing of the business combination in March 2021. Mr. Kassam-Adams was a co-Founder and Chief Executive Officer of Universal Patient Key, which was recapitalized as Datavant in 2018. In addition to founding multiple healthcare technology companies, Mr. Kassam-Adams has been an early investor or operating executive in multiple healthcare technology-enabled startups and global companies including the Decision Resources Group (now Clarivate) and Thomson Reuters Scientific & Healthcare (now Merative). Mr. Kassam-Adams has been an Executive Advisor to Datavant, a health data platform company, and to New Mountain Capital, an alternative investment firm, since 2022. From 2018 to 2022, Mr. Kassam-Adams led Datavant’s Strategy and Corporate Development efforts. From 2007 to 2013, Mr. Kassam-Adams had several roles with Decision Resources Group, including as a member of its board of directors, President and Chief Strategy Officer. From 2002 to 2017, Mr. Kassam-Adams served as Executive Vice President and Chief Strategy Officer of Thomson Healthcare, a Thomson Reuters company. Mr. Kassam-Adams has an MS in Computer Science from Johns Hopkins and an MBA from Wharton.

Mr. Kassam-Adams’ qualifications for membership on our Board include his experience as an operator and early investor in multiple healthcare technology-enabled startups and companies and his healthcare business development professional experience.

Alyssa F. Varadhan has served as a Class III director since the closing of the business combination in March 2021. Ms. Varadhan is currently Vice President at Delos Living, LLC, the pioneer of wellness real estate. At Delos, Ms. Varadhan focuses on capital markets initiatives, strategic partnerships, investor relations and business development opportunities across residential, hotel, commercial and technology platforms creating innovative solutions focused on health and wellness within the built environment. She started her career at Goldman Sachs and served in various roles within the Securities Divisions from 2002 to 2018. Ms. Varadhan was a Managing Director in Client Relationship Management and Strategy at Goldman Sachs. Ms. Varadhan also served on the Board of Visitors for the Pratt School of Engineering at Duke University for 8 years. Ms. Varadhan graduated from Duke University with BSc degrees in Biomedical Engineering and Electrical Engineering.

Ms. Varadhan’s qualifications for membership on our Board include her experience as an investment professional, her capital markets and healthcare business development professional experience and her experience as a managing director at a large financial institution.

Kristiina Vuori, M.D., Ph.D. has served as a Class I director since the closing of the business combination in March 2021. Dr. Vuori is a physician-scientist with background in biomedical research and drug discovery, and as an educator of research scientists. She has experience in managing non-profit research organizations, and has held various leadership roles in non-profit, for-profit and public boards. Dr. Vuori is President and CEO and member of the board of directors of Sanford Laboratories for Innovative Medicines (“Sanford Labs”) since January 2023. Sanford Labs is an independent, not-for-profit biomedical research institution with a mission to discover and deliver the next-generation of molecular medicines. Since January 1995, Dr. Vuori has served as Professor, and since January 2010 as Pauline and Stanley Foster Distinguished Chair, at the National Cancer Institute-designated Cancer Center of Sanford Burnham Prebys Medical Discovery Institute (“SBP”), a non-profit research organization with major research programs in cancer, neurodegeneration, diabetes and infectious, inflammatory and childhood diseases. Dr. Vuori also served as President and member of the board of directors of SBP from January 2010 to June 2022, and as the SBP’s interim Chief Executive Officer from January 2013 to September 2014, and from September 2017 to June 2020. She served as SBP’s EVP for Scientific Affairs in 2008-2010, as Director of the Cancer Center in 2005-2013, and as Deputy Director of the Cancer Center in 2003-2005. Dr. Vuori currently serves or has served on the board of directors for American Association for Cancer Research, California Institute for Regenerative Medicine, California Breast Cancer Research Program, Sanford Consortium for Regenerative Medicine, Bionano Genomics, Inc, Inhibrx, Inc. and Sio Gene Therapies, Inc. She was director of WebMD, Inc. from 2014 until it was sold to KKR in 2017. Dr. Vuori holds M.D. and Ph.D. degrees from University of Oulu, Finland.

Dr. Vuori’s qualifications for membership on our Board include her many years of experience as a physician-scientist and executive of prestigious medical institutions, her involvement with early-stage biotechnology and medical companies and her prior service as a director of public companies.

Max C. Wygod has served as Executive Chairman and a Class III director since the closing of the business combination in March 2021 and as our Chief Executive Officer and President since February 2023. Prior to the closing of the business combination, Mr. Wygod co-founded MOR in 2019 and served as a Manager of MOR until February 2021. Mr. Wygod is a healthcare executive and investor with experience investing, acquiring and divesting public and private growth companies at the intersection of healthcare and information technology. Mr. Wygod led the investment strategy for Wygod & Co. LLC, a virtual family office dedicated to private and public investments in the healthcare industry. Previously, Mr. Wygod served as a Vice President of Business Development at WebMD Health, where he participated in facilitating its sale to Internet Brands, a KKR portfolio company in 2017. A seven-year veteran at WebMD, Mr. Wygod had various business development and operating roles that included, but are not limited to, WebMD’s strategic growth objectives through capital allocation, acquisitions, partnerships, joint ventures, commercial relationships, investments and divestitures. Mr. Wygod received a B.A. from Duke University and an M.B.A. in Finance and Entrepreneurship from The Stern School at New York University.

Mr. Wygod’s qualifications for membership on our Board include the perspective and experience he brings as our co-founder and experience with predecessor data analytics companies.

Executive Officers

Certain other information relating to the Executive Officers of the Company appears in Item 4A to Part I of the Form 10-K under the heading “Executive Officers of the Registrant” and is incorporated herein by reference.

Set forth below is a table identifying the Company’s current executive officers who are not identified in the tables above. Biographical information for Messrs. Dublin and Wygod are set forth above.

Name	Age	Position
Max C. Wygod	38	Executive Chairman, Chief Executive Officer and President
Adam Dublin	60	Chief Strategy Officer and Director
Caroline McGrail	51	General Counsel and Secretary
Michael Vesey	65	Chief Financial Officer

Max C. Wygod has served as our Executive Chairman since the closing of the business combination in March 2021 and as our Chief Executive Officer and President since February 2023. Please refer to the “Board of Directors” section in this Amendment No. 1 for Mr. Wygod’s biographical information.

Adam Dublin has served as our Chief Strategy Officer since the closing of the business combination in March 2021. Please refer to the “Board of Directors” section in this Amendment No. 1 for Mr. Dublin’s biographical information.

Caroline McGrail has been our General Counsel since August 2025. Ms. McGrail previously served as a Managing Director at TD Securities (USA), LLC (formerly Cowen Inc.), a global financial services firm, from 2021 to 2025, where she focused on corporate transactions, privacy, cybersecurity, AI governance, and data licensing. Prior to that role, Ms. McGrail served as Associate General Counsel and Director at the same firm from 2014 to 2021, and as Assistant General Counsel from 2008 to 2014. Earlier in her career, Ms. McGrail was an Associate at Goodwin Procter LLP, focusing on private equity and technology companies, and at Waller Lansden Dortch & Davis, LLP (now Holland & Knight), focusing on M&A and public securities. Ms. McGrail is admitted to practice law in California, Massachusetts and the District of Columbia. Ms. McGrail earned her J.D. from Washington and Lee University School of Law and her undergraduate degree from the University of North Carolina at Chapel Hill.

Michael Vesey has been our Chief Financial Officer since September 2021. Mr. Vesey previously served as the Chief Financial Officer of Wayside Technology (Nasdaq: WSTG), an international technology solutions provider/distributor of cyber security, software and technology products, from 2016-2021. Prior to joining Wayside Technology, Mr. Vesey was the Chief Financial Officer of Majesco Entertainment Company, an international publisher and marketer of digital entertainment software products, from 2011 to 2016 and was the Chief Accounting Officer from 2006 to 2011 prior to his appointment to Chief Financial Officer. Mr. Vesey holds a B.B.A. from Pace University and earned a Master of Finance from Penn State University. Mr. Vesey is a Certified Public Accountant.

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

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 11.	Executive Compensation

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Max C. Wygod	2025	75,000	-	386,000	-	-	-	461,000
Executive Chairman, Chief Executive Officer and President	2024	75,000	-	-	-	-	-	75,000

Adam Dublin	2025	75,000	-	386,000	-	-	504,672(2)	965,672
Chief Strategy Officer	2024	75,000	-	-	-	-	358,878(2)	433,872

Michael Vesey	2025	360,544	-	386,000	-	186,522	-	933,066
Chief Financial Officer	2024	319,403	-	872,510	332,010	161,522	-	1,685,445

(1)
The amounts reported in these columns represent the aggregate grant date fair value of RSUs and options to purchase shares of our common stock, as applicable, computed in accordance with FASB ASC Topic No. 718. See Note 12 of the Notes to our Consolidated Financial Statements included in our Annual Report for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. These amounts do not purport to reflect the value that will be recognized by the NEOs upon sale of the underlying securities.

(2)	Represents commission payments payable to Mr. Dublin pursuant to the Company’s commission plan.

Employment Arrangements

Wygod Offer Letter

On March 25, 2020, we entered into an offer letter with Mr. Wygod setting forth the terms of his employment. Pursuant to the offer letter, Mr. Wygod is entitled to a base salary of $75,000, which amount is subject to annual review by and at the sole discretion of our Board and our Compensation Committee. Mr. Wygod also received a grant of profits interest in MOR equal to 307,963 Class B membership units of MOR.

Mr. Wygod’s employment is at-will and may be terminated at any time for any reason by Mr. Wygod or us. If Mr. Wygod is terminated, he is entitled to receive (i) the then current base salary earned through the date of termination; (ii) any unpaid expense reimbursement owed; and (iii) any amount earned, accrued and arising from participation in, or benefits accrued under, any employee benefit plan or program, which amounts shall be payable in accordance with the terms and conditions of such employee benefit plans and programs.

Dublin Offer Letter

On March 25, 2020, we entered into an offer letter with Mr. Dublin setting forth the terms of his employment. Pursuant to the offer letter, Mr. Dublin is entitled to a base salary of $75,000, which amount is subject to annual review by and at the sole discretion of our Board and our Compensation Committee.

Mr. Dublin’s employment is at-will and may be terminated at any time for any reason by Mr. Dublin or us. If Mr. Dublin is terminated, he is entitled to receive (i) the then current base salary earned through the date of termination; (ii) any unpaid expense reimbursement owed; and (iii) any amount earned, accrued and arising from participation in, or benefits accrued under, any employee benefit plan or program, which amounts shall be payable in accordance with the terms and conditions of such employee benefit plans and programs.

Vesey Employment Agreement

On September 2, 2021, we entered into an employment agreement with Mr. Vesey setting forth the terms of his employment as our Chief Financial Officer. Pursuant to the agreement, Mr. Vesey is entitled to an annual base salary of $300,000, which amount is subject to annual review by and at the sole discretion of our Board or our Compensation Committee. Mr. Vesey is eligible to receive an annual cash bonus equal to or exceeding 50% of his base salary, provided that he achieves performance targets determined by our Board or our Compensation Committee. Under the employment agreement, Mr. Vesey also received a grant of 40,000 restricted stock units, which vest in four equal annual installments beginning on September 2, 2022, and 350,000 non-qualified stock options to purchase common stock of the Company, which vests twenty-five percent on September 2, 2022 and seventy-five percent in twelve equal quarterly installments thereafter.

The employment agreement has a term commencing on the date thereof and continuing until terminated (i) upon death of the employee; (ii) upon disability; (iii) for Cause (as defined in the agreement); (iv) with Good Reason (as defined in the agreement) or without Cause; or (v) voluntarily. The employment agreement also contains, among other things, the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) paid vacation leave; (iii) health benefits; and (iv) a severance payment equal to twelve months of base salary and any cash bonus earned but unpaid upon termination by Mr. Vesey for Good Reason or by us without Cause, with restrictive covenants applicable for a corresponding period after termination.

Salary

In connection with 2024 annual performance evaluations and merit increases, the annual base salary of Mr. Vesey increased from $323,044 to $373,044, effective April 1, 2025.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to corporate and individual goals and expectations for each fiscal year. Mr. Vesey is eligible to receive an annual performance bonus based on the achievement of individual and Company-wide performance goals as determined by our Board, pursuant to the terms of their employment agreements and our bonus policies. The target bonus amount for Mr. Vesey was set pursuant to his employment agreements at 50%.

Based on 100% achievement of performance measures for 2025, our Board approved an annual cash performance bonus in the amount of $186,522 for Mr. Vesey. Mr. Wygod and Mr. Dublin were not eligible for performance bonuses in 2025.

Based on 100% achievement of performance measures for 2024, our Board approved an annual cash performance bonus in the amount of $161,522 for Mr. Vesey. Mr. Wygod and Mr. Dublin were not eligible for performance bonuses in 2024.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them. During 2025, we granted options to purchase shares of our common stock and restricted stock units to Messrs. Wygod, Dublin and Vesey.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not vested ($)
Max C. Wygod	2/13/23	-	-	-	-	100,000(1)	212,000
	7/15/25					200,000(2)	424,000

Adam Dublin	2/13/23	-	-	-	-	100,000(3)	212,000
	7/15/25					200,000(4)	424,000
Michael Vesey	9/2/21	350,000(5)	-	10.62	9/2/31	-	-
	5/11/22	175,000	25,000(6)	2.98	5/11/32	-	-
	2/13/23	127,187	57,813(7)	3.79	2/13/33	25,000(8)	53,000
	1/12/24	76,562	98,438(9)	2.67	1/12/35	131,250(10)	278,250
	11/8/24	-	-	-	-	150,000(11)	318,000
	7/15/25	-	-	-	-	200,000(12)	424,000

(1)	On February 13, 2023, Mr. Wygod was granted 200,000 restricted stock units which vest in four equal annual installments beginning on February 13, 2024.
(2)	On July 15, 2025, Mr. Wygod was granted 200,000 restricted stock units which vest in four equal annual installments beginning on July 15, 2026.
(3)	On February 13, 2023, Mr. Dublin was granted 200,000 restricted stock units which vest in four equal annual installments beginning on February 13, 2024.
(4)	On July 15, 2025, Mr. Dublin was granted 200,000 restricted stock units which vest in four equal annual installments beginning on July 15, 2026.
(5)
On September 2, 2021, Mr. Vesey was granted an option to purchase 350,000 shares of common stock which vests 25% on September 2, 2022 and 75% in twelve equal quarterly installments beginning December 2, 2022.

(6)	On May 11, 2022, Mr. Vesey was granted an option to purchase 200,000 shares of common stock which vests 25% on May 11, 2023 and 75% in twelve equal quarterly installments beginning on August 11, 2023.
(7)
On February 13, 2023, Mr. Vesey was granted an option to purchase 185,000 shares of common stock which vests 25% on February 13, 2024 and 75% in twelve equal quarterly installments beginning on May 13, 2024.

(8)	On February 13, 2023, Mr. Vesey was granted 50,000 restricted stock units which vest in four equal annual installments beginning on February 13, 2024.
(9)
On January 12, 2024, Mr. Vesey was granted an option to purchase 175,000 shares of common stock which vests 25% on January 12, 2025 and 75% in twelve equal quarterly installments beginning on April 12, 2025.

(10)	On January 12, 2024, Mr. Vesey was granted 175,000 restricted stock units which vest in four equal annual installments beginning on January 12, 2025.
(11)	On November 8, 2024, Mr. Vesey was granted 200,000 restricted stock units which vest in four equal annual installments beginning on November 8, 2025.
(12)	On July 15, 2025, Mr. Vesey was granted 200,000 restricted stock units which vest in four equal annual installments beginning on July 15, 2026.

Other Compensation

Employee Healthcare Benefits

We offer healthcare benefits to our full-time employees through an individual coverage health reimbursement arrangement.

401(k) Plan

We maintain a defined contribution 401(k) retirement plan for all full-time employees. We have not matched any contributions made by employees to the 401(k) plan.

Director Compensation

Directors who are also our employees do not receive compensation for their service on our Board. Historically, our non-employee directors have not received compensation for their service on our Board other than equity compensation.

During our fiscal year ended December 31, 2025, we paid only equity compensation to our directors. The following table sets forth information concerning compensation for services rendered by our directors (other than our Executive Chairman, Chief Executive Officer and Chief Strategy Officer who are also members of our Board) for the fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total Compensation ($)
Mark J. Adler, M.D.	-	30,900	30,900
Ian G. Banwell	15,000(2)	30,900	45,900
Jennifer Hajj	-	30,900	30,900
Shahir Kassam-Adams	-	30,900	30,900
Alyssa F. Varadhan	15,000(2)	30,900	45,900
Kristiina Vuori, M.D., Ph.D.	-	30,900	30,900

(1)
The amounts reported in these columns represent the aggregate grant date fair value of the options to purchase 15,000 shares of our common stock at an exercise price of $2.06, computed in accordance with FASB ASC Topic No. 718. See Note 12 of the Notes to our Consolidated Financial Statements included in our Annual Report for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. These amounts do not purport to reflect the value that will be recognized by the directors upon sale of the underlying securities.

(2)
Beginning October 2025, members of the special committee of the Board that was established to, among other things, consider the take-private transaction, were entitled to receive $5,000 per month for their service on the special committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners, Directors and Officers

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 27, 2026 (except where otherwise noted) by:

•	each stockholder known by the Company to own beneficially more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and executive officers as a group.

Percentage ownership in the following table is based on 31,240,882 shares of common stock outstanding as of April 27, 2026. We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person or group of persons and the percentage ownership of that person or group, shares of common stock that may be acquired within 60 days of April 27, 2026 subject to options or other rights held by such person, are deemed to be beneficially owned by such person and outstanding for the calculation of such person’s percentage ownership. These shares are not considered to be outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address of all listed stockholders is c/o Forian Inc., 41 University Drive, Suite 400, Newtown, PA 18940. To our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class
Named Executive Officers and Directors:
Mark J. Adler, M.D.(1)	90,083	*
Ian G. Banwell(2)	157,284	*
Adam Dublin(3)	21,991,929	70.4%
Jennifer Hajj(4)	62,500	*
Shahir Kassam-Adams(5)	22,044,429	70.6%
Caroline McGrail	-	*
Alyssa Varadhan(6)	57,500	*
Michael Vesey(7)	938,359	2.9%
Kristiina Vuori(8)	81,257	*
Max C. Wygod(9)	21,991,929	73.4%

Directors and Executive Officers as a group (10 individuals)	23,431,412	72.4%
Beneficial Owners of more than 5% of our common stock:
2025 Acquisition Company, LLC(10)	21,991,929	70.4%

*	Represents beneficial ownership of less than one percent (1%).
(1)	Includes (i) 37,583 shares held by Dr. Adler and (ii) 52,500 shares issuable to Dr. Adler pursuant to options exercisable within 60 days of April 27, 2026.
(2)
Includes (i) 5,000 shares held by Mr. Banwell; (ii) 99,784 shares held by Mr. Banwell’s spouse; and (iii) 52,500 shares issuable to Mr. Banwell pursuant to options exercisable within 60 days of April 27, 2026.

(3)	Represents 21,991,929 shares held by 2025 Acquisition Company, LLC. See footnote 10 below for more detail.
(4)	Includes (i) 5,000 shares held by Ms. Hajj; (ii) 5,000 shares held by Ms. Hajj’s spouse; and (iii) 52,500 shares issuable to Ms. Hajj pursuant to options exercisable within 60 days of April 27, 2026.
(5)
Includes (i) 52,500 shares issuable to Mr. Kassam-Adams pursuant to options exercisable within 60 days of April 27, 2026; and (ii) 21,991,929 shares held by 2025 Acquisition Company, LLC, as described in footnote 10 below.

(6)	Includes (i) 5,000 shares held by Ms. Varadhan and (ii) 52,500 shares issuable to Ms. Varadhan pursuant to options exercisable within 60 days of April 27, 2026.
(7)	Includes (i) 139,610 shares held by Mr. Vesey and (ii) 798,749 shares issuable to Mr. Vesey pursuant to options exercisable within 60 days of April 27, 2026.
(8)	Includes (i) 28,757 shares of held by Dr. Vuori and (ii) 52,500 shares issuable to Dr. Vuori pursuant to an option exercisable within 60 days of April 27, 2026.
(9)	Represents 21,991,929 shares held by 2025 Acquisition Company, LLC. See footnote 10 below for more detail.
(10)
Based solely on the information included in the most recently available Schedule 13D/A filed with the SEC on April 15, 2026, by 2025 Acquisition Company, LLC and the other parties thereto (collectively, the “Consortium”). Each member of the Consortium is deemed to beneficially own the total amount of shares that are now owned by 2025 Acquisition Company, LLC and have shared investment and dispositive power. The members of the Consortium are (i) Max. C. Wygod, an individual, (ii) Emily Bushnell, an individual, (iii) the Administrative Trust U/ Wygod Family RV, (iv) the Max Wygod & Emily W Bushnell Co-Ttee Wygod Family REV LT U/T/A (v) Anthony Vuolo, an individual, (vi) the Max Wygod Family Dynasty Trust, (vii) Oracle Partners, L.P., a Delaware limited partnership, (viii) Oracle Institutional Partners, L.P., a Delaware limited partnership, (ix) Oracle Investment Management, Inc. Employees’ Retirement Plan, a employee benefit plan organized in Connecticut, (x) the Feinberg Family Foundation, a foundation organized in Connecticut, (xi) Oracle Associates, LLC, a Delaware limited liability company, (xii) Oracle Investment Management, Inc., a Delaware corporation, (xiii) Larry N. Feinberg, an individual, (xiv) the Feinberg Family Trust, a Connecticut Trust, (xv) Adam Usdan, solely as trustee of the Feinberg Family Trust, (xvi) Adam H. Dublin, an individual, (xvii) the Adam H. Dublin 2019 Family Trust, (xviii) Phyllis Dublin, solely as co-trustee of the Adam H. Dublin 2019 Family Trust, (xix) Edward Francis Spaniel, Jr., an individual and co-trustee of the Adam H. Dublin 2019 Family Trust, (xx) Carl Berg, an individual on behalf of Alexander Ryan Berg, Adam Charles Berg, Eric William Berg, and Emma RoseBerg, (xxi) Marble Lane Partners I, LLC, (xxii) Michael Sawyer, an individual, (xxiii) Nell and Jane Cameron 2006 Trust, (xxiv) Keri Cameron, solely on behalf of the Nell and Jane Cameron 2006 Trust, (xxv) Shahir Kassam-Adams, an individual, (xxvi) 360 Ventures, LLC, a Virginia limited liability company, (xxvii) Charles Mele, an individual, (xxviii) Michael and Sharon Glick, as individuals holding shares in joint tenancy, (xxix) Bravo Merger Sub, Inc., a Maryland corporation, (xxx) the Thomas J. Coleman Revocable Trust, a New York Trust, (xxxi) Milk Town Partners LLC, a Connecticut partnership, (xxxii) Todd Dublin, an individual, (xxxiii) Peter Dublin, an individual, (xxxiv) Kerry Smith, an individual, (xxxv) Stephen Rich, an individual, (xxxvi) Bradley Khouri, an individual, (xxxvii) Joe Luter, an individual and (xxxviii) The Trustees of Union College. Each member of the Consortium disclaims beneficial ownership of the shares held by 2025 Acquisition Company, LLC. The Address for 2025 Acquisition Company, LLC is c/o Christopher Glenn, Allen Overy Shearman Sterling US LLP, 599 Lexington Avenue, New York, NY 10022-6069.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding the equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)(c)
Equity compensation plans approved by security holders	2,001,040	$4.71	5,873,375
Equity compensation plans not approved by security holders	350,000	$10.62	-
Total	2,351,040	$5.59	5,873,375

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2024, to which we have been a party, in which the amount involved in the transaction or series of related transactions exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5.0% of our common stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment, compensation, termination, indemnification and change in control arrangements with our named executive officers.

Our Audit Committee is responsible for the review, approval and ratification of related person transactions. The Audit Committee will review these transactions under our Code of Business Conduct and Ethics, which will govern conflicts of interests, among other matters, and will be applicable to our employees, officers and directors.

Dublin Consulting Agreement

Adam Dublin, Chief Strategy Officer, was previously a consultant for one of our current vendors. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020 and the parties have agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the years ended December 31, 2025 and 2024 of $24,375 and $189,516, respectively.

License Agreement with Veritas Data Research, Inc.

On December 29, 2023, we entered into a License and Services Agreement with Veritas Data Research, Inc. (“Veritas”), an entity in which Mr. Kassam-Adams has a material equity interest. Contemporaneous with entry into the License and Services Agreement, we entered into Statement of Work No. 1, pursuant to which we licensed certain information products to Veritas for its internal use and to inform products and services offered by Veritas to three beta clients, which was amended on February 21, 2024, to provide limited additional fields. On September 4, 2024, we entered into Statement of Work No. 2, pursuant to which we expanded the information products that we license to Veritas and the permitted uses thereof. Total license fees paid to us through April 25, 2025, under both Statements of Work equal $400,000.

On December 23, 2025, the Company entered into a commercial agreement (the “Master Agreement”) with Veritas. Pursuant to the Master Agreement, the Company is required to pay Veritas a minimum of $250,000 annually.

Director Independence

Under Nasdaq rules, a majority of the members of our Board are required to be independent. The rules of Nasdaq, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our Board has evaluated the independence of each director based upon these rules. By applying these rules, our Board has affirmatively determined that, with the exception of Messrs. Wygod, Dublin and Kassam-Adams, each of our current directors qualify as an independent director under applicable rules. In making these determinations, our Board considered the current and prior relationships that each director has and has had with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of common stock by each director. The Board also considered whether there were any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

Item 14.	Principal Accountant Fees and Services

On June 26, 2025, the Audit Committee dismissed CBIZ CPAs P.C. (“CBIZ”) as the Company’s independent registered accounting firm and approved the engagement of BDO USA, P.C. (“BDO”) as the Company’s independent registered public accounting firm. BDO’s appointment will be for the Company’s fiscal year ending December 31, 2025, and related interim periods ending June 30, 2025 and September 30, 2025.

On April 24, 2025, in connection with the acquisition of the attest business of Marcum LLP (“Marcum”) by CBIZ, the Company dismissed Marcum and engaged CBIZ as the Company’s independent public accounting firm.

From April 24, 2025 through June 26, 2025, (i) there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with CBIZ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to CBIZ’s satisfaction, would have caused CBIZ to make reference to the subject matter of the disagreement in connection with its reports, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K., except for (i) the material weakness relating to the design of our general information technology controls surrounding logical access, change management, and vendor application management, which was identified in connection with the Company’s preparation of its financial statements for the year ended December 31, 2023 and remediated as of December 31, 2024, (ii) the material weakness relating to the lack of properly designed controls to validate the accuracy and appropriateness of payables transactions and prevent the possibility of fraudulent or fictitious payments, which was identified in connection with the Company’s preparation of its financial statements for the year ended December 31, 2024, and (iii) the material weakness relating to our failure to design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), specifically our failure to maintain effective controls relating to accounting for fixed minimum payments in contracts with variable revenues based on customer sales, which was identified in connection with the Company’s preparation of its financial statements for the year ended December 31, 2024, and which led to the restatement of the Company’s audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. CBIZ did not issue any audit report during the period of its engagement.

The reports of Marcum on the Company’s financial statements for the fiscal year ended December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through April 24, 2025, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which would have caused it to make reference to the subject matter of such a disagreement in connection with its audit reports on the Company’s financial statements for such years, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), except for (i) the material weakness relating to the design of our general information technology controls surrounding logical access, change management, and vendor application management, which was identified in connection with the Company’s preparation of its financial statements for the for the year ended December 31, 2023 and remediated as of December 31, 2024, (ii) the material weakness relating to the lack of properly designed controls to validate the accuracy and appropriateness of payables transactions and prevent the possibility of fraudulent or fictitious payments, which was identified in connection with the Company’s preparation of its financial statements for the year ended December 31, 2024, and (iii) the material weakness relating to our failure to design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), specifically our failure to maintain effective controls relating to accounting for fixed minimum payments in contracts with variable revenues based on customer sales, which was identified in connection with the Company’s preparation of its financial statements for the year ended December 31, 2024, and which led to the restatement of the Company’s audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023.

The tables below summarize the fees for professional audit services provided by BDO and Marcum for audit services and other services provided for the years ended December 31, 2025 and 2024. No professional audit service and other services fees were paid to CBIZ.

The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by the Company’s auditor before the services are performed, including all of the services described under “Audit Fees” and “Audit-Related Fees” below. The Audit Committee pre-approved all of the services provided by BDO and Marcum in accordance with the policies and procedures described in the section titled “Audit Committee Pre-Approval.”

BDO Fees

	2025	2024
Audit Fees(1)	$383,396	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$383,396	-

Marcum Fees

	2025	2024
Audit Fees(1)	$78,118	$435,139
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$78,118	$435,139

(1)
Audit Fees: Consists of fees billed for professional services rendered in connection with quarterly reviews and the audit of our financial statements as of and for the years ended December 31, 2025 and 2024.

All of the above services were approved by the Audit Committee. In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our independent registered public accounting firm for such services.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

No financial statement or supplemental data is filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Filing.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a‑15(e) or Rule 15d‑15(e)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document ).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report on Form 10‑K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer