Form 10-Q
period 2026-03-31
Forian Inc.
filed 2026-05-15
CIK 1829280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 31,240,882 shares outstanding of the registrant’s common stock.

FORIAN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND 2025

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$30,951,187	$12,903,760
Marketable securities	—	18,647,229
Accounts receivable, net	3,018,951	5,643,100
Contract assets, net	879,920	2,439,223
Prepaid expenses	1,030,954	990,910
Other current assets	1,524,755	1,932,535
Total current assets	37,405,767	42,556,757

Property and equipment, net	25,641	29,428
Intangible assets, net	953,449	1,001,546
Right of use assets, net	6,104	12,137
Deposits and other assets	422,628	531,027
Total assets	$38,813,589	$44,130,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,792,858	$3,833,522
Accrued expenses and other current liabilities	3,509,381	5,255,295
Short-term operating lease liabilities	6,104	12,137
Deferred revenues	4,618,545	5,251,193
Total current liabilities	11,926,888	14,352,147
Total liabilities	11,926,888	14,352,147
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred Stock; par value $0.001; 5,000,000 Shares authorized; 0 issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common Stock; par value $0.001; 95,000,000 Shares authorized; 31,240,881 issued and outstanding as of March 31, 2026 and 31,072,251 issued and outstanding as of December 31, 2025	31,241	31,073
Additional paid-in capital	83,006,722	82,536,827
Accumulated deficit	(56,151,262)	(52,789,152)
Total stockholders' equity	26,886,701	29,778,748
Total liabilities and stockholders' equity	$38,813,589	$44,130,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$6,851,095	$7,056,116

Costs and Expenses:
Cost of revenues	4,844,102	3,131,622
Research and development	961,458	606,237
Sales and marketing	1,482,486	1,382,727
General and administrative	2,447,074	3,279,094
Depreciation and amortization	51,884	51,101
Strategic review and transaction related expenses	551,824	—
Total costs and expenses	10,338,828	8,450,781

Operating Loss	(3,487,733)	(1,394,665)

Other Income (Expense):
Interest and investment income	155,543	328,848
Interest expense	—	(52,678)
Total other income, net	155,543	276,170

Net loss before income taxes	(3,332,190)	(1,118,495)
Income tax expense	(29,920)	(7,367)
Net loss	$(3,362,110)	$(1,125,862)

Basic and diluted net loss per common share	$(0.11)	$(0.04)
Weighted-average shares outstanding - basic and diluted	31,152,930	31,123,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Par Value at $0.001 per share	Shares	Par Value at $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2026	—	$—	31,072,251	$31,073	$82,536,827	$(52,789,152)	$29,778,748
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	168,630	168	(78,755)	—	(78,587)
Stock-based compensation expense	—	—	—	—	548,650	—	548,650
Net loss	—	—	—	—	—	(3,362,110)	(3,362,110)
Balance at March 31, 2026	—	$—	31,240,881	$31,241	$83,006,722	$(56,151,262)	$26,886,701

	Preferred Stock		Common Stock
	Shares	Par Value at $0.001 per share	Shares	Par Value at $0.001 per share	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2025	—	$—	31,010,788	$31,011	$79,937,115	$(49,915,110)	$30,053,016
Vesting of Restricted Stock and Stock Awards, net of shares surrendered for taxes	—	—	190,584	191	(172,486)	—	(172,295)
Issuance of Forian common stock upon exercise of stock options	—	—	940	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,292,786	—	1,292,786
Net loss	—	—	—	—	—	(1,125,862)	(1,125,862)
Balance at March 31, 2025	—	$—	31,202,312	$31,203	$81,057,414	$(51,040,972)	$30,047,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORIAN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,362,110)	$(1,125,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	51,884	51,101
Amortization on right of use asset	6,033	5,752
Amortization of debt issuance costs	—	1,333
Interest accrued on convertible notes	—	51,344
Accretion of discounts on marketable securities	(26,771)	(307,799)
Provision for credit losses	10,527	150,000
Stock-based compensation expense	548,650	1,292,786
Change in operating assets and liabilities:
Accounts receivable	2,624,149	(1,400,838)
Contract assets	1,548,776	(72,687)
Prepaid expenses	(40,044)	(74,889)
Lease liabilities	(6,033)	(5,752)
Deposits and other assets	516,179	495,006
Accounts payable	(40,664)	1,287,066
Accrued expenses	(1,745,914)	(531,512)
Deferred revenues	(632,648)	1,133,131
Other liabilities	—	(500,000)
Net cash (used in) provided by operating activities	(547,986)	448,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(29,707,875)
Sale and maturity of marketable securities	18,674,000	30,546,000
Net cash provided by investing activities	18,674,000	838,125

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax payments related to shares withheld for vested restricted stock units	(78,587)	(172,295)
Net cash used in financing activities	(78,587)	(172,295)

Net change in cash and cash equivalents	18,047,427	1,114,010

Cash and cash equivalents, beginning of period	12,903,760	4,590,661

Cash and cash equivalents, end of period	$30,951,187	$5,704,671

Supplemental disclosure of cash flow information:
Cash paid for taxes	$39,094	$114,828
Cash paid for interest	$—	$—

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

Note 2
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain footnotes and other financial information normally required by U.S. GAAP have been condensed or omitted in accordance with instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026. The operating results presented herein are not necessarily an indication of the results that may be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026.

Note 3
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of (i) Forian LLC (f/k/a Medical Outcomes Research Analytics, LLC); (ii) Kyber Data Science LLC and its wholly owned subsidiaries Kyber Aesthetic Data LLC (which merged into Kyber Data Science LLC on June 19, 2025), Kyber Data Sub LLC, Kyber Health Data LLC and Kyber Survey Data LLC (which merged into Kyber Data Science LLC on June 19, 2025) (effective October 31, 2024) and (iii) Helix Technologies, Inc. and its wholly owned subsidiaries Helix Legacy, Inc. (f/k/a Security Grade Protective Services, Ltd.), and Green Tree International, Inc. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses together with amounts disclosed in the related notes to the financial statements. The significant areas of estimation include but are not limited to revenues, accounting for the allowance for credit losses, income taxes and stock-based compensation. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is possible that the external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

The Company maintains cash with major financial institutions. Cash held at U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution, as the coverage is based on individually titled accounts. The portion of deposits in excess of FDIC coverage is not protected by such insurance and represents a credit risk to the Company. At March 31, 2026, the Company’s deposits exceeded this coverage.

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

Outstanding account balances are reviewed individually for collectability or realizability. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable or contract assets. The allowance for credit losses for accounts receivable was $275,000 at March 31, 2026 and $275,000 at December 31, 2025. The allowance for credit losses for contract assets was $317,552 at March 31, 2026 and $307,025 at December 31, 2025.

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

Contract assets and deferred revenues consist of the following as of March 31, 2026 and December 31, 2025:

		Contract Assets		Contract Liability
	Costs of obtaining contracts	Unbilled revenue	Total	Deferred Revenue
Balance at January 1, 2025	$62,450	$2,524,262	$2,586,712	$4,487,686
Beginning deferred revenue balance recognized during the period	—	—	—	(4,481,691)
Net change due to timing of billings, payments and recognition	76,828	(224,317)	(147,489)	5,245,198
Balance at December 31, 2025	139,278	2,299,945	2,439,223	5,251,193
Beginning deferred revenue balance recognized during the period	—	—	—	(2,761,391)
Net change due to timing of billings, payments and recognition	(22,991)	(1,536,312)	(1,559,303)	2,128,743
Balance at March 31, 2026	$116,287	$763,633	$879,920	$4,618,545

For the three months ended March 31, 2025, $2,723,593 of the revenue recognized was included in deferred revenue at the beginning of the period. Additionally, accounts receivable, net was $3,971,702 at December 31, 2024.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. The majority of the Company’s noncurrent remaining performance obligations will be recognized over the next 36 months.

The transaction price allocated to remaining performance obligations consisted of the following:

	March 31, 2026	December 31, 2025
Estimated next twelve months	$15,636,344	$16,750,625
Thereafter	4,368,537	7,088,323
Total	$20,004,881	$23,838,948

The Company’s disaggregated revenue categories for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026	2025
Health sciences revenues	$5,118,513	$5,362,769
Financial services revenues	1,732,582	1,693,347
Total	$6,851,095	$7,056,116

Segment Information

FASB ASC Topic 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development and general and administrative, which are reflected in the condensed consolidated statements of operations) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, other expense, net and the provision for income taxes and infrequent items such as gain on redemption of debt, gain on sale of investment and gain on bargain purchase, which are reflected in the condensed consolidated statements of operations.

Sales for the three months ended March 31, 2026, by country as a percentage of total sales were: United States (99%) and Great Britain/others (1%) compared to sales for the three months ended March 31, 2025, by country as a percentage of total sales which were: United States (93%), Australia (5%), and Great Britain/others (2%).

The Company’s long-lived assets consist primarily of intangible assets, deposits and other assets. As of March 31, 2026 and December 31, 2025, all of the Company’s long-lived assets were in the U.S.

The Company’s operations are comprised of a single reportable segment providing analytic and information services to the healthcare, life science and financial services industries.

Customer Concentration

During the three months ended March 31, 2026, the Company had one customer representing 11.5% of revenue. At March 31, 2026, the Company had two customers representing 21.6% and 10.4% of accounts receivable.

During the three months ended March 31, 2025, the Company had one customer representing 12.1% of revenue. At March 31, 2025, the Company had three customers representing 18.6%, 14.9%, and 10.5% of accounts receivable.

During March 2026, the Company entered into a Termination Agreement and Mutual Release with a customer representing 11.5% of revenue for the three months ended March 31, 2026.

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

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licenses to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendor’s announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendor’s announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three months ended March 31, 2026.

Vendor Concentration

During the three months ended March 31, 2026, the Company had two vendors, representing 13.0% and 17.7% of purchases and expenses, respectively.

During the three months ended March 31, 2025, the Company had one vendor, representing 21.0% of purchases and expenses.

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

Long-Lived Assets, Including Definite Lived Intangible Assets

The Company reviews for the impairment of long-lived assets annually and whenever events and or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, historical and future cash flows and profitability measurements. An impairment loss would be recognized when the value of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying value. There were no impairment losses recognized during the three months ended March 31, 2026 and 2025.

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

Advertising

Advertising costs are expensed as incurred and included in sales and marketing expenses and amounted to $22,459 and $18,443 for the three months ended March 31, 2026 and 2025, respectively.

Net Loss per Share

The calculation of net loss per share is based on the weighted average number of common shares or common stock equivalents outstanding during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share, unless their impact is antidilutive to the “control number,” which is income (loss) from operations. Shares issuable under convertible notes, employee stock options, employee restricted stock awards and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated using the as if converted method for convertible notes and the treasury stock method for other potentially dilutive securities. Under the as if converted method, the dilutive impact of securities is calculated as if conversion occurred at the beginning of the reporting period. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of benefits that would be recorded in common shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares. As the Company has incurred net losses from operations for the three months ended March 31, 2026 and 2025, the diluted loss per share is the same as basic loss per share for the periods presented.

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

For the three months ended March 31, 2026, the Company recognized a net income tax expense of $29,920. For the three months ended March 31, 2025, the Company recognized a net income tax expense of $7,367. The Company claims R&D tax credits on eligible R&D expenditures. The R&D tax credits are recognized as a reduction to income tax expense.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. As of March 31, 2026, the Company is not currently under any examination in any tax jurisdiction.

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

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5%.

Strategic Review and Transaction Related Expenses

Strategic review and acquisition related expenses during the three months ended March 31, 2026 are primarily related to professional fees incurred related to an unsolicited offer to take the Company private.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and clarifies the threshold for when an entity is required to begin capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-06 on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope of Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of 2025-07 on its condensed consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update No 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update was effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update was required to be applied prospectively. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 4
MARKETABLE SECURITIES

Marketable securities are stated at estimated fair value based upon current market quotes for similar securities (level 2 inputs) and are classified as available-for-sale. Realized gains and losses are included in investment income. Unrealized gains and losses are immaterial and therefore the Company has presented such amounts within investment income in the condensed consolidated statements of operations. Marketable securities consists of U.S. Treasury Bills. As of March 31, 2026 and December 31, 2025, marketable securities consisted of the following:

	March 31, 2026	December 31, 2025
United States Treasury Bills
Amortized Cost	$—	$18,640,964
Fair Market Value	$—	$18,647,229

Note 5
PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company has various agreements which require upfront and periodic payments. The Company records the expenses related to these agreements ratably over the annual terms. As of March 31, 2026 and December 31, 2025, the Company’s balance sheet reflected prepaid expenses of $1,030,954 and $990,910, respectively, primarily relating to various software and information licenses and insurance policies with durations ranging from 3 months to 1 year.

Included in other current assets as of March 31, 2026, are income taxes receivable of $276,336, deferred license costs of $1,099,622, and commission advances receivable from employees of $82,811.

Included in other current assets as of December 31, 2025, are income taxes receivable of $239,809, deferred license costs of $1,357,167 and amounts receivable from an insurance company related to settled litigation of employees of $42,198.

Note 6
PROPERTY AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property and equipment were comprised of the following:

	March 31, 2026	December 31, 2025
Personal computing equipment	$19,422	$19,422
Office equipment and capitalized software	73,260	73,260
Total	92,682	92,682
Less: Accumulated depreciation	(67,041)	(63,254)
Property and equipment, net	$25,641	$29,428
Depreciation expense for the three months ended March 31, 2026 and 2025 was $3,787 and $4,895, respectively.

Note 7
INTANGIBLE ASSETS

As of March 31, 2026, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at March 31, 2026	Accumulated Amortization	Net Book Value at March 31, 2026
Customer relationships	6	$1,011,000	$238,708	$772,292
Tradenames and trademarks	9	215,000	33,843	181,157
		$1,226,000	$272,551	$953,449

As of December 31, 2025, intangible assets were comprised of the following:

	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2025	Accumulated Amortization	Net Book Value at December 31, 2025
Customer relationships	6	$1,011,000	196,583	$814,417
Tradenames and trademarks	9	215,000	27,871	187,129
		$1,226,000	224,454	$1,001,546

Amortization expense for the three months ended March 31, 2026 and 2025 was $48,097 and $46,206, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Future Amortization Expense
2026	$144,292
2027	192,389
2028	192,389
2029	192,389
2030	164,306
Thereafter	67,684
Total	$953,449

The weighted average remaining amortization period for the Company’s intangible assets as of March 31, 2026 and December 31, 2025 was 5.2 years and 5.4 years, respectively.

Note 8
DEPOSITS AND OTHER ASSETS

As of March 31, 2026 and December 31, 2025, deposits and other assets included $284,908 and $373,241 of assets related to information license vendors, respectively (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

Note 9
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2026 and December 31, 2025, accrued expenses were comprised of the following:

	March 31, 2026	December 31, 2025
Employee compensation	$1,278,055	$2,779,354
Information Contracts (see "Note 3 - Vendors and Licensors")	715,032	1,050,439
Other accrued expenses	1,516,294	1,425,502
Total	$3,509,381	$5,255,295

Note 10
CONVERTIBLE NOTES

On September 1, 2021, the Company entered into a Note Purchase Agreement with certain accredited investors and a former director of the Company, pursuant to which the Company issued at 100% of par value $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due September 1, 2025 (the “Notes”), convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price of the Notes (the “Warrants”). The Notes matured on the fourth-year anniversary of the date of issuance, which was also the termination date of any Warrants. The conversion price of the Notes and the exercise price of the Warrants was $11.98 per share, which was the consolidated closing bid price of the Company common stock as reported by Nasdaq on August 31, 2021, the most recently completed trading day preceding the Company entering into the Note Purchase Agreement with investors with respect to the Notes. The holders of the Notes had the ability, at any time, to convert all or a portion of the Notes plus accrued interest (subject to a minimum principal amount of $100,000) at the conversion price. The Company had the ability to redeem all or a portion of any Notes then outstanding at any time after the first anniversary of issuance at a price of 112.5% of par value plus accrued interest. In the event of a change of control of the Company, the Company had the ability to redeem all Notes then outstanding at a price of 108% of par value plus accrued interest. Interest expense on the Notes was payable upon maturity or earlier redemption unless the Notes were converted prior to such time. In the event the holders of the Notes converted all or a portion of the Notes, the related accrued interest was converted at the conversion price. Interest expense related to the Notes was $0 and $51,344 for the three months ended March 31, 2026 and 2025, respectively.

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

The Company incurred debt issuance costs associated with the Notes in the amount of $21,330, which were deferred and were amortized over the term of the Notes. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $1,333 in amortization of debt issuance costs, respectively, which is recognized in interest expense in the condensed consolidated statements of operations.

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

	Number of Restricted Shares and Units	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	1,647,248	$3.03
Issued	1,050,000	2.02
Vested	(388,750)	3.92
Canceled	(567,250)	2.33
Unvested at December 31, 2025	1,741,248	2.31
Issued	—	—
Vested	(206,250)	3.18
Canceled	—	—
Unvested at March 31, 2026	1,534,998	$2.19

The 1,534,998 of unvested awards at March 31, 2026 consisted of restricted stock units.

Stock Options

The fair value of the stock options was estimated using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. There were no options granted during the three months ended March 31, 2026. The assumptions used to calculate the grant date fair value of the options granted during the three months ended March 31, 2025, are as follows:

For the Three Months Ended March 31,
2025
Exercise Price	$2.00 to $2.06
Fair value of Company common stock	$2.00 to $2.06
Dividend yield	0%
Expected volatility	75.0%
Risk Free interest rate	4.00% to 4.20%
Expected life (years) remaining	6.10 to 6.25

The following summarizes option activity under the Company’s stock plan for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at January 1, 2025	3,951,796	$6.47
Granted	208,000	$2.05
Exercised	(7,837)	$2.20
Forfeited and expired	(1,800,919)	$7.12
Outstanding at December 31, 2025	2,351,040	$5.59
Granted	—	$—
Exercised	—	$—
Forfeited and expired	(81,750)	$5.34
Outstanding at March 31, 2026	2,269,290	$5.60
Vested options at March 31, 2026	1,726,570	$6.47

The weighted average exercise price and remaining contractual life of options outstanding as of March 31, 2026 was $5.60 and 6.58 years, respectively. The total aggregate intrinsic value of the options outstanding as of March 31, 2026 was approximately $4,610.

The weighted average exercise price and remaining contractual life of exercisable options as of March 31, 2025 was $8.01 and 6.64 years, respectively. The total aggregate intrinsic value of the exercisable options as of March 31, 2025 was approximately $0.

Stock Compensation Expense

For the three months ended March 31, 2026, there were no stock options granted. For the three months ended March 31, 2025, the weighted-average grant date fair value per share for the stock options granted was $1.43.

At March 31, 2026, the total unrecognized stock compensation expense related to unvested stock option awards and restricted stock awards and restricted stock units granted was $3,929,067, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. Stock compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Services	$29,773	$40,634
Research and development	30,273	29,323
Sales and marketing	94,623	76,985
General and administrative	393,981	1,145,844
Total	$548,650	$1,292,786

Total intrinsic value of options exercised during the three months ended March 31, 2026 was $0. The total fair value of restricted shares vested during the three months ended March 31, 2026 was $431,300.

Total intrinsic value of options exercised during the three months ended March 31, 2025 was $2,351. The total fair value of restricted shares vested during the three months ended March 31, 2025 was $642,204.

Note 12
NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to common shareholders	$(3,362,110)	$(1,125,862)

Net loss per share:
Basic	$(0.11)	$(0.04)
Diluted	$(0.11)	$(0.04)

Weighted average shares outstanding:
Basic	31,152,930	31,123,075
Diluted	31,152,930	31,123,075

The following table sets forth all outstanding potentially dilutive securities at the end of the reporting period which were not included in the calculation of diluted earnings per share because their impact would have been antidilutive to the Company’s “control number,” which is income (loss) from operations.

	For the Three Months Ended March 31,
	2026	2025
Potentially dilutive securities:
Stock options	2,269,290	4,081,359
Convertible notes	—	673,925
Unvested restricted stock awards and units	1,534,998	1,575,498
Total	3,804,288	6,330,782

Note 13
RELATED PARTY TRANSACTIONS

Adam Dublin, the Company’s Chief Strategy Officer, was previously a consultant for a current vendor of the Company. Mr. Dublin’s consultancy with the vendor ended on December 11, 2020, and the parties agreed not to renew the consulting agreement. Pursuant to Mr. Dublin’s consulting agreement with the vendor, Mr. Dublin received payments from the vendor for the three months ended March 31, 2026 and 2025 of $0 and $24,375, respectively, as he is entitled to runoff commissions on accounts he sold.

On September 1, 2021, the Company issued, at 100% of par value, $24,000,000 in aggregate principal balance of 3.5% Convertible Promissory Notes due 2025 convertible into (i) shares of Company common stock and (ii) warrants to purchase shares of Company common stock equal to 20% of the principal amount of the Notes divided by the conversion price to a select group of institutional and accredited investors, which included a director of the Company who held $6,000,000 of the Notes until his death on April 11, 2024, which Notes were held by the spouse of the deceased director. See “Note 10 - Convertible Notes” for additional information. On September 1, 2025, the Notes reached their maturity date and the Company paid $6,840,000 of principal and accrued interest due upon maturity.

On September 4, 2024, the Company entered into a customer agreement with an entity controlled by one of its directors providing for products and services over a three-year period for variable consideration with aggregate minimum billings of $1,200,000 and noncash consideration of $133,914. The Company’s reported revenues include $108,846 for the three months ended March 31, 2026 and $100,000 for the three months ended March 31, 2025 resulting from the agreement.

On December 23, 2025, the Company entered into a vendor agreement with an entity controlled by one of its directors for products to be delivered over a three-year period with aggregate amounts to be billed in future periods of $750,000.

Note 14 COMMITMENTS AND CONTINGENCIES

Service and License Agreements

The Company entered into certain service and license agreements that provide for future minimum payments. The terms of these agreements vary in length through December 31, 2030. The following table shows the remaining payment obligations under these agreements as of March 31, 2026:
March 31, 2026
Year ending December 31, 2026	$7,376,250
Year ending December 31, 2027	7,661,375
Year ending December 31, 2028	5,485,875
Year ending December 31, 2029	4,475,000
Year ending December 31, 2030	4,750,000
Thereafter	—
$29,748,500

Commitments and contingencies includes $715,032 recorded in accrued expenses and other liabilities, representing information license liabilities under various licensing agreements (see “Note 3 – Summary of Significant Accounting Policies – Vendors and Licensors”).

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

Following the announcement of the proposed Transactions (as defined below), beginning in April 2026, the Company and its directors have received numerous demand letters from purported Company stockholders relating to the Transactions. The demand letters generally allege, among other things, that disclosures concerning the Transactions are inadequate and/or that the Company’s directors breached their fiduciary duties in connection with the approval of the Transactions. The letters demand that the Company make supplemental disclosures and/or take other corrective action and, in some instances, indicate that the stockholders may file litigation (including putative class actions) in the absence of the requested relief. Some letters also include demands for the payment of attorneys’ fees and expenses allegedly incurred in connection with the demands.

No agreements have been reached to resolve these demands. The Company believes the allegations in the demand letters are without merit and, to the extent any litigation is filed, the Company intends to defend itself and its directors vigorously. The Company cannot predict the outcome of these matters or whether additional demands or lawsuits will be made or filed, nor can it estimate a reasonable range of potential loss or determine whether any such loss is probable. Adverse outcomes in any related litigation, if initiated, could result in injunctive or other equitable relief (including delaying, enjoining, or requiring additional disclosures regarding the Transaction), monetary damages, and/or the payment of plaintiffs’ attorneys’ fees and costs, which could be material to the Company’s financial condition, results of operations, or cash flows.

The Company provides the foregoing disclosure solely to keep investors informed. Nothing herein shall be construed as an admission of the merits of any allegation or demand, or as an admission concerning the materiality of any information.

Note 15
SUBSEQUENT EVENTS

On April 2, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, 2025 Acquisition Company, LLC, a Delaware limited liability company (“Parent”), and Bravo Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent plans to acquire the Company through a tender offer for $2.17 (the “Offer Price”) per share of the Company’s common stock (each, a “Share”), followed by a back-end of Merger Sub into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

In connection with the Transactions the Special Committee of the Board of Directors incurred financial advisory fees of $750,000 on April 2, 2026 and will incur an additional $2,050,000 upon closing of the Transactions.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The following discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, including plans, objectives, expectations, intentions and those set forth under “Cautionary Statement for Forward-Looking Information.” Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 27, 2026. The Company uses words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On April 2, 2026, the Company entered into an Agreement and Plan of Merger, by and among the Company, 2025 Acquisition Company, LLC, a Delaware limited liability company, and Bravo Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of Parent.

Financial Operations Overview

The following discussion sets forth certain components of the Company’s condensed consolidated statements of operations as well as factors that impact those items.

Revenues

Revenues are derived from fees for the Company’s proprietary information products and services. The Company recognizes revenues from information products as the products are updated. Sales for the three months ended March 31, 2026, by country as a percentage of total sales were: United States (99%), and Great Britain/others, (1%) compared to sales for the three months ended March 31, 2025, by country as a percentage of total sales which were: United States, (93%); Australia, (5%), and Great Britain /others (2%).

Cost of Revenues

Cost of revenues is generated from direct costs associated with the delivery of the Company’s products and services to its customers. The cost of revenues relates primarily to labor costs, information licensing, hosting and infrastructure costs and client service team costs.

On July 31, 2024, the Company was informed by one of its information vendors that effective December 31, 2024, the vendor would no longer include certain data within the information products it licensed to the Company. The vendor stated this was due to clarifications and updates to the licensing relationship between the vendor and one of its data suppliers. In February 2025, the vendor announced that it intended to exit the data licensing business by the end of 2026. The Company plans to license data from additional vendors in consideration of the above changes; however, there can be no assurance that the alternate sources of comparable data can be obtained, and if so, on terms and conditions substantially equivalent to those under the Company’s previous agreement. As a result of this event, the Company is evaluating its rights under the contract and the impact of the vendor’s announced wind down on future obligations under the agreement. The Company reduced the expected period of benefit under the agreement effective with the vendor’s announcement. The resulting change in accounting estimate did not have a material impact on operating results for the three months ended March 31, 2026.

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

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses during the three months ended March 31, 2026 are primarily related to professional fees incurred related to an unsolicited offer to take the Company private.

Depreciation and Amortization Expenses

Depreciation and amortization relate to long-lived assets used in the Company’s business. Depreciation expense relates primarily to furniture and equipment and computers.

Results of Operations For the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Revenues	$6,851,095	$7,056,116

Costs and Expenses
Cost of revenues	4,844,102	3,131,622
Research and development	961,458	606,237
Sales and marketing	1,482,486	1,382,727
General and administrative	2,447,074	3,279,094
Depreciation and amortization	51,884	51,101
Strategic review and transaction related expenses	551,824	—
Operating loss	(3,487,733)	$(1,394,665)

Other Income (Expense)
Interest and investment income	155,543	328,848
Interest expense	—	(52,678)
Total other income, net	155,543	276,170

Net loss before income taxes	(3,332,190)	(1,118,495)
Income tax expense	(29,920)	(7,367)
Net loss	$(3,362,110)	$(1,125,862)
Comparison of the three months ended March 31, 2026 and 2025

Revenues

Revenues for the three months ended March 31, 2026, were $6,851,095, which represented a decrease of $205,021 compared to revenues of $7,056,116 for the three months ended March 31, 2025. The decrease is primarily due to lower revenues from health science customers due to contract terminations, partially offset by growth from new customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2026, was $4,844,102, which represented an increase of $1,712,480 compared to cost of revenues of $3,131,622 for the three months ended March 31, 2025. Cost of revenues increased primarily due to higher information licensing and processing expenses. As a result, gross profit as a percentage of revenues decreased to 29% for the three months ended March 31, 2026, compared to 56% for the same period in 2025.

Research and Development

Research and development expenses for the three months ended March 31, 2026, were $961,458, which represented an increase of $355,221 compared to research and development expenses of $606,237 for the three months ended March 31, 2025. The increase is primarily due to higher employee related expenses resulting from an increased number of employees.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2026, were $1,482,486, which represented an increase of $99,759 compared to sales and marketing expenses of $1,382,727 for the three months ended March 31, 2025. The increase is due to higher employee related expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026, were $2,447,074, which represented a decrease of $832,020 compared to general and administrative expenses of $3,279,094 for the three months ended March 31, 2025. The decrease is primarily due to lower stock compensation expense (approximately $744,136).

Strategic Review and Acquisition Related Expenses

Strategic review and acquisition related expenses during the three months ended March 31, 2026 are primarily related to professional fees incurred related to an unsolicited offer to take the Company private.

Interest and Investment Income

Interest and investment income for the three months ended March 31, 2026, were $155,543, which represented a decrease of $173,305 compared to interest and investment income of $328,848 for the three months ended March 31, 2025. The decrease is primarily due to lower interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2026, was $0, which represented a decrease of $52,678 compared to interest expense of $52,678 for the three months ended March 31, 2025. The decrease is due to the impact of the redemption of the Company’s convertible notes.

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

•
Strategic review and acquisition related expenses. Management excludes certain professional expenses that are extraordinary in nature and are unrelated to the Company’s day-to-day business operations. The nature of these expenses is primarily related to an unsolicited offer to take the Company private.

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

The following table reconciles the specific items excluded from U.S. GAAP metrics in the calculation of Adjusted EBITDA for the periods shown below:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$6,851,095	$7,056,116

Net loss	(3,362,110)	(1,125,862)

Depreciation and amortization	51,884	51,101
Stock based compensation expense	548,650	1,292,786
Interest and investment income	(155,543)	(328,848)
Interest expense	—	52,678
Strategic review and transaction related expenses	551,824	—
Income tax expense	29,920	7,367
Adjusted EBITDA	$(2,335,375)	$(50,778)

Comparison of the Three Months Ended March 31, 2026 and 2025

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2026, was $(2,335,375) compared to $(50,778) for the three months ended March 31, 2025, a decrease of $2,284,597. The decrease is primarily due to lower revenues and the increased cost of revenues and other operating expenses discussed above.

Liquidity and Capital Resources

Historically, the Company’s operations have been financed primarily from cash flow from operating activities, cash proceeds received from the sale of investments, equity issuances and the issuance of the Notes. On February 10, 2023, the Company sold BioTrack for $30,000,000 consisting of $20,000,000 in cash at closing and twelve unconditional monthly payments aggregating $10,000,000 thereafter. On July 21, 2023, the Company sold a minority equity interest in a customer for cash proceeds of $5,805,858 and potential future contingent earnout payments aggregating up to $3,600,000 based on achievement of certain performance metrics in 2025 and 2026. These transactions have provided additional cash and liquidity to the Company. During 2025, the Company redeemed $6,840,000 in outstanding principal and interest on its Notes. As of March 31, 2026, the Company’s balance of cash was $30,951,187 and there was no remaining outstanding principal and accrued interest on the Notes, which had a maturity date of September 1, 2025. The Company expects to continue to fund its operations and potential future acquisitions through a combination of cash flow generated from operating activities, available cash, debt financing and/or additional equity issuances.

Cash Flows

The following table summarizes selected information about sources and uses of cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(547,986)	$448,180
Net cash provided by investing activities	18,674,000	838,125
Net cash used in financing activities	(78,587)	(172,295)
Net change in cash and cash equivalents	$18,047,427	$1,114,010

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities of $547,986 decreased by $996,166 for the three months ended March 31, 2026 compared to cash provided by operating activities of $448,180 for the three months ended March 31, 2025. The decrease is primarily the result of the decreased revenues, increased cost of revenues and increased strategic review and transaction related costs discussed above, partially offset by changes in working capital accounts related to the timing of cash flows from operations.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $18,674,000 increased by $17,835,875 for the three months ended March 31, 2026 compared to cash provided by investing activities of $838,125 for the three months ended March 31, 2025. The change is primarily the result of sales of marketable securities.

Net Cash Used In Financing Activities

Net cash used in financing activities of $78,587 three months ended March 31, 2026 decreased by $93,708 compared to cash used in financing activities of $172,295 for the three months ended March 31, 2025. The decrease was primarily due to changes in cash used for tax payments related to the vesting of restricted stock units.

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

On an on-going basis, the Company evaluates its estimates, including those related to revenues, stock-based compensation, income taxes and allowance for credit losses.

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

•
expected volatility based on the historical volatility of the Company’s stock;

•
a risk-free interest rate by reference to implied yields from United States Treasury securities;

•
an estimated dividend yield of zero as the Company does not anticipate paying any future dividends; and

•
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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”), which refines the scope of Topic 815 and clarifies which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently assessing the impact of 2025-07 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update No 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update was effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update was required to be applied prospectively. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (who is also the Company’s principal executive officer) and its chief financial officer (who is also the Company’s principal financial and accounting officer), to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2026, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

The Company identified a material weakness in its internal controls over financial reporting as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The Company’s chief executive officer and chief financial officer therefore concluded that the Company’s disclosure controls and procedures as of the fiscal quarter ended March 31, 2026 remain ineffective to the extent of the material weakness identified.

During 2025, we identified a material weakness in the design of our controls over the application of ASC 606, particularly to accounting for contracts with customers. The Company has implemented improvements in the design of its controls over the application of ASC 606 to contracts with customers during 2026. The Company believes these actions, when complete, will remediate the control weakness. However, the weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time for management to test the results for operating effectiveness. Once implemented, the Company intends to continue periodic testing and reporting of the internal controls to ensure continuity of compliance.

Changes in Internal Control Over Financial Reporting

Except for the items described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

As previously disclosed, on April 3, 2026, the Company filed a Current Report on Form 8 K regarding a proposed transaction (the “Transaction”). See our Current Report on Form 8 K filed April 3, 2026, for additional information about the Transaction. Following the announcement of the Transaction, beginning in April 2026, the Company and its directors have received numerous demand letters from purported Company stockholders relating to the Transaction. The demand letters generally allege, among other things, that disclosures concerning the Transaction are inadequate and/or that the Company’s directors breached their fiduciary duties in connection with the approval of the Transaction. The letters demand that the Company make supplemental disclosures and/or take other corrective action and, in some instances, indicate that the stockholders may file litigation (including putative class actions) in the absence of the requested relief. Some letters also include demands for the payment of attorneys’ fees and expenses allegedly incurred in connection with the demands.

As of May 12, 2026, no agreements have been reached to resolve these demands. The Company believes the allegations in the demand letters are without merit and, to the extent any litigation is filed, the Company intends to defend itself and its directors vigorously. The Company cannot predict the outcome of these matters or whether additional demands or lawsuits will be made or filed, nor can it estimate a reasonable range of potential loss or determine whether any such loss is probable. Adverse outcomes in any related litigation, if initiated, could result in injunctive or other equitable relief (including delaying, enjoining, or requiring additional disclosures regarding the Transaction), monetary damages, and/or the payment of plaintiffs’ attorneys’ fees and costs, which could be material to the Company’s financial condition, results of operations, or cash flows.

The Company provides the foregoing disclosure solely to keep investors informed. Nothing herein shall be construed as an admission of the merits of any allegation or demand, or as an admission concerning the materiality of any information.

Item 1A.
Risk Factors

This item is not required.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

Trading Arrangements of Directors and Executive Officers

During the three months ended March 31, 2026 and 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed with this Quarterly Report on Form 10‑Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2026.

FORIAN INC.

By:	/s/ Max Wygod
Max Wygod
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Vesey
Michael Vesey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)